Form 10-Q
period 2008-03-31
InovaChem, Inc.
filed 2008-05-15
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________
Commission File No.
000-52865

INOVACHEM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-1946130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Polymed Therapeutics, Inc 3040 Post Oak Road, Suite 1110 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(713) 777-7088
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common stock outstanding ($.001 par value) as of May 15, 2008: 2,500,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.
InovaChem, Inc.
(formerly known as Expedite 1, Inc.)
(a development stage company)
BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$153,000	$-

Total current assets	153,000	-

	153,000	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	8,647	500
Due to related parties	21,330	-

Total current liabilities	29,977	500

	29,977	500

Stockholders' equity
Preferred stock - authorized 50,000,000 shares of $0.001 par value; issued and outstanding: None	-	-

Common stock - authorized 200,000,000 shares of $0.001 par value; issued and outstanding 2,500,000 shares in 2008 and 970,000 shares in 2007	2,500	970
Additional paid-in capital	168,100	(870)
Deficit accumulated during development stage	(47,577)	(600)
Total stockholders' equity	123,023	(500)

	$153,000	$-

The accompanying unaudited notes are an integral part of these statements

InovaChem, Inc.
(formerly known as Expedite 1, Inc.)
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008, and;
FROM INCEPTION (September 27, 2007) THROUGH MARCH 31, 2008
(UNAUDITED)

	Three months ended	Six months ended
	March 31,	March 31,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses
General and administrative expenses
Travel & entertainment	16,991	16,991	16,991
Contributed services - fees	10,000	10,000	10,000
Professional fees	8,647	8,647	8,647
Contributed services - office	7,500	7,500	7,500
Research reports	3,555	3,555	3,555
Other general and administrative	784	1,284	1,884
Total General and administrative expenses	47,477	47,977	48,577

Net loss from operations	(47,477)	(47,977)	(48,577)

Other income	1,000	1,000	1,000

Net loss	$(46,477)	$(46,977)	$(47,577)

Net loss per share	$(0.05)	$(0.05)

Weighted average number of common stock outstanding	1,025,589	997,489

The accompanying unaudited notes are an integral part of these statements

InovaChem, Inc.
(formerly known as Expedite 1, Inc.)
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Retained
	Shares	Value	Shares	Value	Capital	Earnings	Total

Balances at September 30, 2007	-	$-	970,000	$970	$(870)	$(600)	$(500)

Contributed services					17,500		17,500

Issuance of common stock for cash			1,530,000	1,530	151,470	-	153,000

Net loss	-	-	-	-	-	(46,977)	(46,977)

Balances at March 31, 2008	-	$-	2,500,000	$2,500	$168,100	$(47,577)	$123,023

The accompanying unaudited notes are an integral part of these statements

InovaChem, Inc.
(formerly known as Expedite 1, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008, and;
FROM INCEPTION (September 27, 2007) THROUGH MARCH 31, 2008
(UNAUDITED)

		From
	2008	Inception
Cash flows from operating activities
Net loss	$(46,977)	$(47,577)
Adjustments to reconcile net earnings to net cash provided by operating activities
Contributed services	17,500	17,500
Stock issued as compensation	-	100
Increase (decrease) in operating liabilities
Accounts payable	8,147	8,647
Accrued expenses	21,330	21,330

Net cash provided by (used in) operating activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock, net	153,000	153,000
Net cash provided by financing activities	153,000	153,000

Net increase in cash and cash equivalents	153,000	153,000

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$153,000	$153,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying unaudited notes are an integral part of these statements

INOVACHEM, INC.
(formerly known as Expedite 1, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2008

Note 1 Nature of Operations, Basis of Presentation and Going Concern:

Nature of Operations:

InovaChem, Inc. (the “Company”), formerly Expedite 1, Inc. was incorporated in the state of Delaware as of September 27, 2007 with the intent to locate and negotiate with a business entity for the combination of that target company with the Company. On February 11, 2008, a group of investors (the “InovaChem Group”) through one of its members, purchased all of the outstanding common stock of the Company from the original sole stockholder of the Company. The Company was then renamed InovaChem, Inc. The original sole stockholder owned a total of 100,000 shares of the Company’s Common Stock. Following the purchase, an additional 870,000 shares were issued to the InovaChem Group for a total outstanding capitalization of 970,000 shares of Common Stock. The additional 870,000 share issuance was treated as a recapitalization of the outstanding shares with no accounting effect. All share and per share amounts have been retroactively restated to reflect 970,000 shares having been issued and outstanding from the Company’s inception. The InovaChem Group then invested $153,000 of cash and caused the Company to issue an additional 1,530,000 shares to its members at a value of $0.10 per share.

InovaChem, Inc. is an early development stage research and manufacturing company. The Company’s strategic plan is to reduce the cost of manufacture of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. The Company intends to obtain these technologies through their purchase, acquisition or in-house development. Activities during the development stage include the raising of capital, formulating the Company's strategic business plan and research of new technologies.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ended September 30, 2007, included in the Company's Form 10-SB.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $46,477 and $46,977 for the three and six months ended March 31, 2008, respectively. Although the Company has positive working capital based on recent sales of common stock for cash, the Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 Summary of Significant Accounting Policies:

Use of Estimates:

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the Company’s reported expenses. Included in the Company’s general and administrative expenses are contributed services such as unreimbursable fees for accounting services performed by the Company's Chief Financial Officer in the quarter ended March 31, 2008 as well as unreimbursed office rent and expenses for space and office services provided by an affiliate of the Company in Houston, TX. These estimates are reasonable in the judgment of the Company’s management.

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

Accounts Receivable

Accounts receivable and customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

Revenue Recognition

The Company will follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 3.   Accrued Expenses:

Accrued expenses consist of accrued legal fees during this stage of the business.

Note 4. Due to Related parties:

Due to related parties includes reimbursable travel expenses, miscellaneous fees and expenses, as well as research costs and other amounts paid for by corporate officers or directors on behalf of the Company.

Note 5.   Stockholder's Equity:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 200,000,000 shares authorized at a par value of $0.001. In February 2008 the Company recapitalized its outstanding shares by issuing 870,000 common shares to the InovaChem Group (see Note 1). All share and per share amounts have been retroactively restated to reflect 970,000 shares having been issued and outstanding from the Company’s inception.

In February and March 2008 the Company sold 1,530,000 shares to the InovaChem Group of five persons for $153,000 or $.10 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	our ability to evaluate and predict our future operations and expenses, being an early stage development company with limited assets and no current operations,

•	the possibility of future product-related liability claims,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

•	our ability to protect our intellectual property and trade secrets and the associated costs,

•	our ability to attract and retain key management, technical, and research and development personnel,

•	our ability to research and develop new technology, products and design and manufacturing techniques,

•	technological advances, the introduction of new and competing products, and new design and manufacturing techniques developed by our competitors,

•	anticipated and unanticipated trends and conditions in our industry,

•	our ability to predict consumer preferences,

•	changes in the costs of operation,

•	our ability to compete,

•	our ability to manage growth and carry out growth strategies, including international expansion,

•	the possible necessity of obtaining government approvals for both new and continuing operations,

•	risks, expenses and requirements involved in operating in various foreign markets, including China,

•	exposure to foreign currency risk and interest rate risk,

•	possible foreign import controls and United States-imposed embargoes,

•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

General

We are an early stage research, development and manufacturing company. Our strategic plan is to reduce the cost of manufacture of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. We intend to obtain these technologies through their purchase, acquisition or in-house development. Our business plan currently anticipates that we will also develop and produce chemicals for use in electronic “smart glass” and solvents to be used as new carriers for use in lithium batteries.

We are presently negotiating to acquire (the “Acquisition”) a company affiliated with several of our stockholders. This company owns the rights to certain pending patent applications for the production and manufacture of sucralose, a non-caloric sweetener made from sugar. We anticipate that following the consummation of the Acquisition sucralose will be our first product. Sucralose is a non-caloric, high-intensity sweetener made from sugar, 600 times sweeter than sucrose. This product is used worldwide by food manufacturers, diet soda bottling companies and has many other commercial uses. At this stage, however, we have not entered into any written agreement regarding the Acquisition, and accordingly, there can be no assurance that we will be able to consummate this transaction.

 Results of Operation

We have not had any operating income since inception, September 27, 2007. For the three and six months ended March 31, 2008, we incurred a net loss of $46,477 and $46,977, respectively, consisting primarily of general and administrative expenses relating to legal, travel and start-up expenses.

Liquidity and Capital Resources

At March 31, 2008, we had $153,000 of cash on hand. As reflected in the accompanying financial statements, we are in the development stage with no operations and had a net loss of $47,577 from inception, and used no cash in operations for the period from September 27, 2007(inception) to March 31, 2008. The loss consisted of legal, travel and start-up expenses, primarily after the InovaChem Group purchased all of our common stock in February 2008.

On February 11, 2008 the InovaChem Group, through one of its members, purchased all of the outstanding shares of our common stock from our original sole stockholder. We were then renamed InovaChem, Inc. The original sole stockholder owned a total of 100,000 shares of our common stock. Following the purchase, we issued an additional 870,000 of common stock to the InovaChem Group for a total of 970,000 outstanding shares of common stock. All share and per share amounts have been retroactively restated to reflect that 970,000 shares have been issued and outstanding from our inception. The InovaChem Group then invested $153,000 of cash and caused us to issue an additional 1,530,000 shares of common stock to its members at a value of $0.10 per share. We intend to use this cash for working capital pending completion of the Acquisition. Notwithstanding completion of the Acquisition, we expect that we will continue to require additional financing to execute our business strategy. There can be no assurance that we will be able to raise such funds if and when we wish to do so.

Our business plan currently anticipates that we will also develop and produce chemicals for use in electronic “smart glass” and solvents to be used as new carriers for use in lithium batteries. Although we are unable at present to estimate the funds we will require to purchase and/or acquire these products and technologies, management expects that we will need to raise additional funds through the sale of common stock if and when we pursue this aspect of our business plan. There can be no assurance that we will be able to raise such funds if and when we wish to do so.

Critical Accounting Policies

We have identified the accounting policies outlined below as critical to our business operations and an understanding of our results of operations. Additionally, we intend to develop and adopt policies, once we commence operations, which are appropriate to our operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. In particular, given our early stage of business, our primary critical accounting policy and area in which we use judgment is in the area of the recoverability of deferred tax assets.

We account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable. At this time, we have set up an allowance for deferred taxes as we have no history to indicate the usage of deferred tax assets and liabilities.

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

ITEM 3.	NOT REQUIRED

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the six months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarter ended March 31, 2008.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of William Zuo pursuant to Rule 13a - 14(a)/15d-14(a).
31.2	Certification of Alan Pritzker pursuant to Rule 13a - 14(a)/15d-14(a).
32.1	Certification of William Zuo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Alan Pritzker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/William Zuo
William Zuo
President, Chief Executive Officer

May 15, 2008

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

May 15, 2008