Form 10-Q
period 2008-06-30
InovaChem, Inc.
filed 2008-08-14
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

༂	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ༂ No ྑ
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ྑ	Accelerated filer ྑ	Non-accelerated filer ྑ	Smaller reporting company ༂
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ྑ No ༂
Common stock outstanding ($.001 par value) as of August 14, 2008: 21,515,013 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.

INOVACHEM, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008
(UNAUDITED)

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEET
June 30, 2008
(UNAUDITED)

ASSETS
Current assets
Cash and cash equivalents	$116,516
Prepaid expenses	4,625

Total current assets	121,141

121,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	135,508
Due to related parties	5,899

Total current liabilities	141,407

141,407

Stockholders' equity
Preferred stock - authorized 50,000,000 shares
of $0.001 par value; issued and outstanding: None	-

Common stock - authorized 200,000,000 shares
of $0.001 par value; issued and outstanding
20,091,667 shares	20,092
Additional paid-in capital	285,894
Deficit accumulated during development stage	(326,252)
Total stockholders' equity	(20,266)

$121,141

The accompanying unaudited notes are an integral part of these statements.

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	For Period from	For Period from
	months ended	February 14, 2008	February 14, 2008
	June 30,	(inception) to June 30,	(inception) to June 30,
	2008	2008	2008
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$-	$-	$-

Expenses
General and administrative expenses
Compensation	279,500	279,500	279,500
Professional fees	46,752	46,752	46,752
Total General and administrative expenses	326,252	326,252	326,252

Net loss from operations	(326,252)	(326,252)	(326,252)

Net loss	$(326,252)	$(326,252)	$(326,252)

Net loss per share	$(0.02)	$(0.02)

Weighted average number
of common stock outstanding	16,742,778	16,716,667

The accompanying unaudited notes are an integral part of these statements.

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM February 18, 2008 (INCEPTION) to June 30, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at February 18, 2008	-	$-	16,666,667	$16,667	$43,333	$-	$60,000

Recapitalization			2,500,000	$2,500	(34,014)		(31,514)

Issuance of common stock
to Officers and Directors			925,000	925	276,575	-	277,500

Net loss from February 18, 2008
(inception) to June 30, 2008	-	-	-	-	-	(326,252)	(326,252)

Balances at June 30, 2008	-	$-	20,091,667	$20,092	$285,894	$(326,252)	$(20,266)

The accompanying unaudited notes are an integral part of these statements.

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Period	For Period
	from February 14, 2008	from February 14, 2008
	(inception) to June 30,	(inception) to June 30,
	2008	2008
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net loss	$(326,252)	$(326,252)
Adjustments to reconcile net earnings to net cash
provided by operating activities
Stock issued as compensation	277,500	277,500

Net cash provided by (used in) operating activities	(48,752)	(48,752)

Cash flows from investing activities
Cash acquired in recapitalization	$105,268	$105,268

Net cash provided by (used in) investing activities	105,268	105,268

Cash flows from financing activities
Proceeds from sale of common stock, net	60,000	60,000

Net cash provided by (used in) financing activities	60,000	60,000

Net increase in cash and cash equivalents	116,516	116,516

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$116,516	$116,516

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non- cash investing
and financing activities
Net non-cash assets and (liabilities) assumed
in recapitalization	$(136,782)	$(136,782)

The accompanying unaudited notes are an integral part of these statements.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

Note 1. Nature of Operations, Basis of Presentation and Going Concern:

Nature of Operations:

InovaChem, Inc. and its subsidiary (the “Company”) is a development stage research, development and manufacturing company. The Company’s strategic plan is to reduce the cost of manufacture of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. The Company intends to obtain these technologies through their purchase, acquisition or in-house development.

On June 28, 2008, InovaChem Mergerco, LLC a Texas limited liability company (“Mergerco”) and a wholly owned subsidiary of the Company merged (the “Merger”) with and into Trinterprise LLC, a Texas limited liability company (“Trinterprise”) with Trinterprise surviving the Merger. As a result of the Merger, the Company acquired the rights in and to three patent applications of Trinterprise, and Trinterprise became a wholly owned subsidiary of the Company. As discussed below in Note 5, this transaction was treated as a recapitalization of Trinterprise. The Company is maintaining its fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

Activities during the development stage include obtaining patents pending, developing the business plan, and raising capital.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $326,252 for the three months ended June 30, 2008 and for the period from February 14, 2008 (inception) to June 30, 2008, and had a working capital deficit of $20,266 at June 30, 2008. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In July 2008, the Company sold a total of 1,423,346 shares of Common Stock, pursuant to its private offering, at a price of $.30 per share for aggregate proceeds of $427,004.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Inovachem, Inc. and Trinterprise LLC, its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates:

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the Company’s reported expenses. Significant estimates during fiscal 2008 include the valuation of patents contributed by founders in connection with the Trinterprise acquisition and the valuation of stock-based compensation. These estimates are reasonable in the judgment of the Company’s management.

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

Intangibles and other long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

At inception, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

Research and development

Research and development costs, if any, are expensed as incurred.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. At June 30, 2008, there were options to purchase 1,200,000 common shares that may dilute future EPS.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 3. Related parties:

Two of the Company’s executive officers, William Zuo and Xiaojing Li, are also executive officers and shareholders of Polymed Therapeutics, Inc. (“Polymed”). Polymed is an affiliate of the Chongqing Polymed Chemical Co. Ltd. in the city of Chongqing, People’s Republic of China one of the Chinese facilities that will likely be producing the Company’s products pursuant to a proposed manufacturing contract with Polymed. Additionally, the Company leases office space from Polymed and contracts with Polymed for other services, such as receptionist and secretarial assistance, for a fee of $5,000 per month.

“Due to related parties” includes reimbursable travel expenses, miscellaneous fees and expenses, as well as research costs and other amounts paid for by corporate officers or directors on behalf of the Company.

Note 4. Commitments and Contingencies:

Employment Agreements

On June 30, 2008, the Company entered into employment agreements with its Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President / Corporate Secretary and Chief Financial Officer / Treasurer. The employment agreements for the Executive Chairman and the Vice President / Corporate Secretary are for an initial term ending on December 31, 2011. The other employment agreements are for an initial term ending on December 31, 2009.

Pursuant to the terms of the employment agreements, each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President / Corporate Secretary and Chief Financial Officer / Treasurer will be entitled to receive a base salary of $300,000,$150,000, $100,000, $100,000, and $125,000, respectively, in each case subject to review and increase at the Company's Board of Directors' discretion. Pursuant to the terms of the employment agreements, the Company may defer payment of some or all of the compensation to each of the Executives until such time as the Company’s financial situation permits payment of such compensation. The Board of Directors and Compensation Committee have determined that they will defer a portion of the cash compensation due to each of the Executives such that the total monthly compensation (beginning in July 2008) that is being paid to the Company’s executive officers is approximately $13,000 per month. A total of approximately $51,000 per month of the executive’s compensation will deferred until such time as determined by the Company’s Compensation Committee. The Compensation Committee of the Company reserves the right to reassess these payments and adjust the amount to be paid as the financial condition of the Company changes. Each of the Executives will also be entitled to receive an annual bonus with a targeted amount of 50% of their respective base salary based on performance criteria established by the Board of Directors. Each of the Executives shall be entitled to participate in disability, health, life insurance and other fringe benefit plans or programs offered to all employees of the Company, as well as be entitled to four weeks vacation per year.

The employment agreements of each Executive may be terminated by (a) the Company upon death or disability of the Executive, for "Cause" (as defined in the employment agreement), or for any reason in the Company's sole and absolute discretion or (b) by the Executive for "Good Reason" (as defined in the employment agreement). In the event of a termination upon death or disability, the Executive and/or the Executive's family shall continue to be covered by all of the Company's medical, health and dental plans, at the Company's expense, for a period of 18 months following such Executive's death or disability.

In the event of a termination by the Company for any reason other than death, disability or Cause, or by the Executive for Good Reason, the Executive shall be entitled to receive his/her base salary for the longer of (i) the remaining term of the employment agreement or (ii) 12 months from the date of termination.

The employment agreements provide for a non-compete for the period during which the Executive is employed by the Company and for so long as the Executive is receiving payments under the terms of the employment agreement following termination.

Note 5. Merger and Recapitalization:

On June 28, 2008, Mergerco, which is a wholly owned subsidiary of the Company, merged with and into Trinterprise, with Trinterprise surviving the Merger as a wholly-owned subsidiary of the Company.

Under the terms of the Merger Agreement, the Trinterprise Members received an aggregate of 16,666,667 newly issued shares (the “Merger Shares”) of common stock, par value $.001 per share (the “Common Stock”), of the Company in exchange for all of the outstanding membership interest in Trinterprise. Upon consummation of the Merger, the Trinterprise Members owned approximately 80% of the issued and outstanding Common Stock of InovaChem. All but one of the Trinterprise Members are directors and/or officers of the Company. In addition, the Executive Chairman and Vice President / Corporate Secretary of the Company are the managers of Trinterprise. Each Trinterprise Member received an amount of Merger Shares that is equal in proportion to the interest in Trinterprise held by such Trinterprise Members.

In accordance with the terms of the Merger Agreement, 4,166,667 Merger Shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise Members may have to the Company. The escrowed Merger Shares will be released on the later ( the "Release Date") of (i) the sixth month anniversary of the Merger Agreement, and (ii) the date of delivery to the Company of executed supply agreements between Polymed and two designated manufacturing facilities in China. The Company will be entitled to receive all or a portion of the escrowed Merger Shares prior to the Release Date in the event the Company is entitled to indemnification under the terms of the Merger Agreement.

As the Trinterprise Members obtained voting and management control of the Company as a result of the Merger, the Merger was accounted for as a recapitalization of Trinterprise. Accordingly, the financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until June 30, 2008. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

As a result of the Merger, the 2,500,000 common shares that had previously been issued to the pre-merger stockholders of Inovachem, Inc. were recapitalized and valued as the net of the $141,407 of current liabilities, $105,268 of cash and cash equivalents and $4,625 of prepaid expenses that were assumed by the Company. The net charge of $31,514 is reflected on the Company’s Statement of Changes in Stockholders’ Equity.

All of the effects of the recapitalization are reflected retroactively in the accompanying consolidated financial statements.

In June 2008, certain patent applications were assigned to Trinterprise from certain controlled affiliates of the founders of Trinterprise. Pursuant to Staff Accounting Bulletin Topic 5(G), "Transfers of Nonmonetary Assets by Promoters or Shareholders", the patent applications of Trinterprise were acquired by the Company at their historical cost basis of $0 as determined under generally accepted accounting principles and therefore there was no accounting effect of the assignment.

Note 6. Stockholder's Equity:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding. Common Stock includes 200,000,000 shares authorized at a par value of $0.001.

In February 2008, the Trinterprise Members paid $60,000 for their membership interest in Trinterprise. As a result of the Merger this membership interest was converted to 16,666,667 common shares of the Company which is reflected retroactively in the accompanying consolidated financial statements. The existing 2,500,000 common shares were deemed to be issued to the pre-merger stockholders of Inovachem, Inc. as a result of the recapitalization. (See Note 5 - Merger and Recapitalization).

In June 2008 the Company granted, pursuant to the Employment Agreements it entered into with its officers and pursuant to its arrangement with its directors, 925,000 shares of Common Stock to its officers and directors valued at the contemporaneous private offering price of $.30 per share (See Note 8 - Subsequent Events). As the shares were fully vested on the grant date, a total of $277,500 was charged to compensation expense in the quarter ended June 30, 2008.

2008 Stock Option Plan

On June 30, 2008, the Company's Board of Directors adopted the 2008 Stock Option Plan (the “Plan”). The Plan was implemented for the purpose of furthering the Company’s long-term stability, continuing growth and financial success by retaining and attracting key employees, officers and directors through the use of stock incentives. The Company will submit the Plan to its stockholders for approval at its next annual meeting of stockholders. Awards may be granted under the Plan in the form of incentive stock options and non-qualified stock options, subject to stockholder approval of the Plan. Pursuant to the Plan, the Company has reserved 2,000,000 shares of its Common Stock for awards.

All of the Company’s officers, directors and executive, managerial, administrative and professional employees are eligible to receive awards under the Plan. The Company’s Compensation Committee has the power and complete discretion, as provided in the Plan, to select which persons will receive awards and to determine for each such person the terms, conditions and nature of the award, and the number of shares to be allocated to each individual as part of each award.

Upon adoption of the Plan, the Company’s Board of Directors approved the issuance of options to purchase 1,200,000 common shares, at an exercise price of $.45 per share, subject to stockholder approval of the Plan. These options expire ten (10) years from the grant date. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. Accordingly there is no expense for these grants as of June 30, 2008 and the amortization of expense will begin on July 1, 2008.

Note 7. Concentrations:

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At June 30, 3008, there were $6,268 in bank deposits that exceeded federally insured limits.

Patent Applications Concentration

The Company’s business relies on patent applications assigned to the Company by its founders. Although the Company has received a Freedom to Operate opinion from its patent counsel regarding these applications, there can be no assurance that the U.S. Patent and Trademark Office will grant the Company the patents. Accordingly, there is a risk that if the patents are not granted, there can be a material effect on the Company’s planned operations.

Note 8. Subsequent Events:

In July 2008, the Company sold a total of 1,423,346 shares of Common Stock, pursuant to its private offering, at a price of $.30 per share for aggregate proceeds of $427,004.

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	our ability to evaluate and predict our future operations and expenses, being an early stage development company with limited assets and no current operations,

•	the possibility of future product-related liability claims,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

•	expenses involved in protecting our intellectual property and trade secrets,

•	our ability to attract and retain key management, technical, and research and development personnel,

•	our ability to research and develop new technology, products and design and manufacturing techniques,

•	technological advances, the introduction of new and competing products, and new design and manufacturing techniques developed by our competitors,

•	anticipated and unanticipated trends and conditions in our industry,

•	our ability to predict consumer preferences,

•	changes in the costs of operation,

•	our ability to compete,

•	our ability to manage growth and carry out growth strategies, including international expansion,

•	possible necessity of obtaining government approvals for both new and continuing operations,

•	risks, expenses and requirements involved in operating in various foreign markets, including China,

•	exposure to foreign currency risk and interest rate risk,

•	possible foreign import controls and United States-imposed embargoes,

•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

General

We are an early stage research, development and manufacturing company. Our strategic plan is to reduce the cost of manufacture of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. We intend to obtain these technologies through their purchase, acquisition or in-house development. Our business plan currently anticipates that we will also develop and produce chemicals for use in electronic “smart glass” and solvents to be used as new carriers for use in lithium batteries. These developments will not occur in the Company’s current fiscal year.

As a result of our acquisition of Trinterprise on June 28, 2088, we own the rights to certain pending patent applications for the production and manufacture of sucralose, a non-caloric sweetener made from sugar. We anticipate that sucralose will be our first product. Sucralose is a non-caloric, high-intensity sweetener made from sugar, 600 times sweeter than sucrose. This product is used worldwide by food manufacturers, diet soda bottling companies and has many other commercial uses.

Our Merger with Trinterprise was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of Trinterprise are reflected as our historical consolidated financial statements. Accordingly, the consolidated financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until June 30, 2008. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

We are maintaining our fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

Results of Operation

We have not had any operating income since inception, February 14, 2008. We had a net loss of $326,252 for the three months ended June 30, 2008 and for the development stage period from February 14, 2008 (inception) to June 30, 2008, and had a working capital deficit of $20,266 at June 30, 2008. We expect to expend cash for operations and technology investments in order to implement our business plan and we do not expect immediate revenues to offset such expenditures.

The following table identifies the cash and non-cash expenses incurred in the periods presented herein:

	Cash	Non-cash
Expense Category	Expenses	Expenses	Total
Compensation	$2,000	$277,500	$279,500

Professional Fees	$46,752	-	$46,752

Total General & Administrative Expenses	$48,752	$277,500	$326,252

Liquidity and Capital Resources

At June 30, 2008, we had $116,516 of cash on hand. As reflected in the accompanying consolidated financial statements, we are in the development stage with no operations and had a net loss of $326,252 from inception. The net loss consisted of compensation expense and professional fees. We raised approximately $427,000 in our private offering in the first half of July 2008 (see below). We have not yet determined the amount of additional funds we will need to raise to meet our liquidity needs for the coming year. Once we reach that determination, the funds required, if any, will be raised through private and / or public offerings.

On February 11, 2008, Exchequer, Inc. purchased all of the outstanding shares of our common stock from our original sole stockholder. We were then renamed InovaChem, Inc. The original sole stockholder owned a total of 100,000 shares of our common stock. Following the purchase, we declared a stock dividend of 8.7 shares for every share of our common stock issued and outstanding, and issued an additional 870,000 shares of common stock to Exchequer, Inc. for a total of 970,000 outstanding shares of common stock. All share and per share amounts have been retroactively restated to reflect that 970,000 shares were issued and outstanding from our inception. In connection with the stock dividend we then issued 1,530,000 shares of common stock to five additional people for an aggregate of $153,000. The total common shares of 2,500,000 are deemed to have been issued on June 28, 2008 pursuant to a recapitalization (the Trinterprise merger described below) and recapitalization accounting was applied as described in the notes to our consolidated financial statements.

On June 28, 2008, Mergerco, LLC, a wholly owned subsidiary of us, merged with and into Trinterprise, with Trinterprise surviving the merger. As a result of the merger we acquired the rights in and to three patent applications of Trinterpriise, and Trinterprise became a wholly owned subsidiary of us.

Under the terms of the merger agreement, Trinterprise Members received an aggregate of 16,666,667 newly issued shares of our common stock in exchange for all of the outstanding membership interest in Trinterprise. Upon consummation of the merger, the Trinterprise Members owned approximately 80% of our issued and outstanding common stock. All but one of the Trinterprise Members are directors and/or officers of us. In addition, our Executive Chairman and Vice President / Corporate Secretary are the managers of Trinterprise. Each Trinterprise member received an amount of merger shares that is equal in proportion to the interest in Trinterprise held by such Trinterprise member.

In accordance with the terms of the merger agreement, 4,166,667 Merger Shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise Members may have to us. The escrowed merger shares will be released on the later of (i) the sixth month anniversary of the merger agreement, and (ii) the date of delivery to us of executed supply agreements between Polymed and two designated manufacturing facilities in China. We will be entitled to receive all or a portion of the escrowed merger shares prior to the release date in the event we are entitled to indemnification under the terms of the merger agreement.

In July 2008, we sold a total of 1,423,346 shares of Common Stock, pursuant to its private offering, at a price of $.30 per share for aggregate proceeds of $427,004. We did not pay any commission in connection with this offering. We will use such proceeds for working capital.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 3.

NOT REQUIRED

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the period from February 14, 2008 (inception) to June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM	1A. NOT REQUIRED.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM.	3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarter ended June 30, 2008.

ITEM	5. OTHER INFORMATION.

None

ITEM	6. EXHIBITS

Exhibit Number	Exhibit Title

10.1	Employment Agreement dated June 30, 2008 between the Company and William Zuo
10.2	Employment Agreement dated June 30, 2008 between the Company and Henry Toh
10.3	Employment Agreement dated June 30, 2008 between the Company and Xiaojing Li
10.4	Employment Agreement dated June 30, 2008 between the Company and Alan Pritzker
10.5	Employment Agreement dated June 30, 2008 between the Company and Shao Jun Xu
10.6	Supply Agreement dated June 28, 2008 between InovaChem Inc., and Polymed Therapeutics Inc.,
10.7	2008 Stock Option Plan
31.1	Certification of William Zuo pursuant to Rule 13a - 14(a)/15d-14(a).
31.2	Certification of Alan Pritzker pursuant to Rule 13a - 14(a)/15d-14(a).
32.1	Certification of William Zuo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Alan Pritzker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ William Zuo
William Zuo
President, Chief Executive Officer

August 14, 2008

By: /s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

August 14, 2008