Form 10-K
period 2008-09-30
InovaChem, Inc.
filed 2009-01-13
CIK 1415603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-52865

INOVACHEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1946130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

c/o Polymed Therapeutics, Inc.
3040 Post Oak Boulevard, Suite 1110
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(713) 777-7088
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                      ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
            ☐ Yes                      ☒ No
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   ☒ Yes                      ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $412,004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,515,013 shares of common stock, $0.001 par value, outstanding on January 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

InovaChem, Inc.
FORM 10-K

PART I
ITEM 1. BUSINESS

History

We are an early stage research, development and manufacturing company. Our strategic plan is to reduce the cost of manufacture of food, pharmaceutical and other products through the utilization of new technologies. We intend to obtain these technologies through their purchase, acquisition or in-house development.

DESCRIPTION OF BUSINESS

We were incorporated in the state of Delaware on September 27, 2007, and we were formerly named Expedite 1, Inc. We changed our named to InovaChem, Inc. on February 11, 2008, after Exchequer, Inc. purchased all of the outstanding shares of our common stock from our original sole stockholder. On June 28, 2008, InovaChem Mergerco, LLC a Texas limited liability company and our wholly owned subsidiary merged with and into Trinterprise LLC, a Texas limited liability company with Trinterprise surviving the merger. As a result of the Merger, we acquired the rights in and to three patent applications of Trinterprise, and Trinterprise became our wholly owned subsidiary. This transaction was treated as a recapitalization of Trinterprise. We maintained our fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

The patent applications we acquired are as follows: (i) U.S. Patent Application No. 11/806,810, “NOVEL CHLORINATION PROCESS FOR PREPARING SUCRALOSE”(ii) U.S. Patent Application No. 11/898/652, “NOVEL PROCESS FOR PREPARING SUCROSE-6-ESTERS”; and (iii) U.S. Patent Application No. 12/003,850, CIP of 11/806,810. Sucralose is a non-caloric sweetener, which is 600 times sweeter than sucrose, made from sugar.  The patent applications were filed with the United States Patent and Trademark office by Shao Jun Xu, PhD. and, subsequently, assigned to Polymed Therapeutics, Inc., a company owned by our Chief Executive Officer (William Zuo) and our vice-president (Xiaojing Li). Polymed assigned the patent applications to Trinterprise in connection with the merger.

In connection with the merger, Polymed also assigned to Trinterprise the following two reports from Covance Laboratories, Inc.: (i) Covance report dated March 11, 2008, Sucralose C071202 Specifications, Sample No. 80104857, Batch No. 80104857; and (ii) Covance report dated March 11, 2008, Sucralose Specifications, Sample No. 80104857, Batch No. 80104857.  The Covance reports list the results of tests of certain sucralose samples.  The Covance reports do not contain certifications on behalf of Covance as to the meaning of the Covance reports.  Shao Jun Xu, PhD., however, one of our officers, has provided a letter in connection with the merger, confirming that the sucralose samples tested by Covance and which are the subject of the Covance reports, were manufactured by Polymed in accordance with the patent applications that Polymed assigned to Trinterprise.

Under the terms of our merger agreement, the members of Trinterprise received an aggregate of 16,666,667 of newly issued shares of common stock, in exchange for all of the outstanding membership interest in Trinterprise. Upon consummation of the merger, the Trinterprise members owned approximately 80% of our issued and outstanding common stock. All but one of the Trinterprise members are directors and/or officers of us. In addition, our Executive Chairman and Vice President/Corporate Secretary are the managers of Trinterprise. Each Trinterprise member received an amount of merger shares that is equal in proportion to the interest in Trinterprise held by such Trinterprise member.

In accordance with the terms of the merger agreement, 4,166,667 merger shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise members have to us. The escrowed merger shares will be released on the later of (i) the sixth month anniversary of the merger agreement, and (ii) the date of delivery to us of executed supply agreements between Polymed and two designated manufacturing facilities in China. We will be entitled to receive all or a portion of the escrowed merger shares prior to the Release Date in the event we are entitled to indemnification under the terms of the Merger Agreement.

As the Trinterprise members obtained voting and management control of us as a result of the merger, the merger was accounted for as a recapitalization of Trinterprise. Accordingly, our financial statements subsequent to the merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of merger) until September 30, 2008. As a result of the merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

We are in the initial stages of planning for the marketing and manufacturing of our products. Our management team includes professionals with a wide range of experience in the development and manufacture of food, pharmaceutical and other products. We intend to commence operations by securing orders for our products and purchasing raw materials to fulfill such orders. Activities during the development stage include obtaining patents pending, developing the business plan, and raising capital. We have received an opinion from our patent counsel that our patents do not infringe on any issued U.S. patents that are valid and enforceable. Accordingly, we are free to begin production of our sucralose product using our manufacturing process on a patent pending basis.

Due to the slowdown in the global economy, we do not have a definitive time table for commencing production.

Proposed Sucralose Production

In connection with the merger, we entered into a supply agreement with Polymed with respect to the production of sucralose in accordance with the patent applications.

Polymed has advised us that it intends to subcontract its manufacturing obligations under the supply agreement by negotiating and entering into manufacturing contracts with each of Runkang, and Chongqing, which are Chinese manufacturers.  The contracts with the Chinese manufacturers have not yet been executed. We expect these agreements to be signed in the current fiscal year. We anticipate that we will be able to produce and sell approximately five metric tons of sucralose during our first year, once we commence operations and assuming that we receive sufficient orders for our products. While we have determined that we can source the raw materials necessary to produce our product in China,   due to the slowdown in the global economy, we do not have a definitive time table for commencing production. We also have not yet expended funds on research and development of our products and have delayed our plans to do so due to the poor economy.

Our Patents Pending

We received an opinion from patent counsel that our patents pending do not likely infringe on any issued U.S. patents that are valid and enforceable. In the opinion of counsel, we are free to employ our sucralose process without infringing any of the issued U.S. patents that they uncovered in their search. However, patent counsel also advises that it is impossible for them to provide a firm opinion as to the likelihood of infringement from any other pending applications for patents. Based on this opinion, we plan to commence production of sucralose based on our pending patents prior to their issuance once the economy improves. We do not know when our patents will issue.

Competition

Our main competitors are Tate & Lyle, a U.K. based multi-national agri-business, McNeil Nutritionals, LLC, a division of Johnson & Johnson, each of which manufactured and/or distributed sucralose under the Splenda® brand name, and JK Sucralose Inc. Tate & Lyle and McNeil Nutritionals are each well established and capitalized companies that have been manufacturing and distributing sucralose for several years. At present, Tate & Lyle manufactures sucralose at a plant located in McIntosh, Alabama, with plans for additional capacity at a plant it is constructing in Jurong, Singapore and supplies Mcneil Nutritionals with sucralose. JK Sucralose Inc. is located in the Economical Developing Area of Yangcheng, Jiangsu Province near Shanghai.  JK Sucralose Inc. is the largest sucralose manufacturer in China with sales offices and customer service in China, USA and Europe. JK Sucralose Inc. is one of the largest sucralose suppliers in the world with the majority of its sucralose being exported to the United States and Europe to be used both the food and pharmaceutical industries. We believe that we will have a competitive advantage over these companies by being able to produce sucralose, using our novel process, more cost effectively in China.

In addition, we expect that we will also compete with Merisant Company, the manufacturer of Equal®, a non-sucralose based artificial sweetener, for market share in the artificial sweetener market. We will also compete with other manufacturers of artificial sweetener products.

Our Competitive Strengths

Due to the slowdown in the global economy, we do not have a definitive time table for commencing production. Accordingly, although we believe that our novel process will allow us to produce sucralose at a lower cost, we have not begun actual production and cannot represent what our exact competitive strengths are. We and our management team believe the competitive strengths of our product, sucralose, as opposed to other artificial sweeteners include:

• Leading market position. Sucralose is one of the leading low calorie sweeteners, with an estimated 62% market share of the U.S market in 2007, and a growing share of the global market. Sucralose was first marketed in Canada in 1991, and today has been approved for sale in over 80 countries. Due to our ability to produce sucralose on a cost effective basis, we believe we are well positioned to take advantage of the overall industry growth of sucralose in the global marketplace, in general, and in the United States in particular.

• Flexible product applications. Sucralose is used in over 4,500 food and beverage products worldwide. Sucralose is used as a replacement for, or in combination with, other artificial or natural sweeteners.  In many instances sucralose is used to replace higher calorie sweeteners in food and beverage products, without compromising flavor. Sucralose is a highly heat-stable artificial sweetener, permitting it to be used in many recipes as a replacement for sugar. Sucralose can be produced in a granulated form, which allows for volume-for-volume substitution with sugar. We believe that we have an advantage over other artificial sweeteners due to the diverse product applications of sucralose.

• Experienced and incentivized management team. Some members of our senior management team have extensive experience in global production of foods, pharmaceutical ingredients, and chemicals. Our management team also has a financial and equity incentive to cause our business to succeed because members of our management team are entitled to performance-based bonuses and own shares of our common stock.

Our Business Strategy

Our business strategy is to manufacture and develop sucralose and sucralose based products at cost effective prices that drive cash flow and create value. By capitalizing on the strength of our flexible production capabilities and growing demand for sucralose and sucralose based products, we believe we will be well positioned to achieve steady revenue growth and stable cash flows through identifiable near-term initiatives, including:

• Develop sales by promoting new usage to producers of sucralose-based products. Core consumer groups of artificial sweeteners, including sucralose, consist primarily of health-conscious consumers and diabetics. We intend to capitalize on the loyalty of these groups to sucralose and sucralose based consumer products by marketing to the producers of such consumer products and encouraging new and more frequent uses of our product. We intend to increase usage through various value-focused product marketing with our partners and distributors. We plan to initially sell our products to manufacturers of sucralose-based consumer products for use by such manufacturers in their products.

• Gain market share among current users of low calorie artificial sweeteners. We plan to pursue users of competitive brands of artificial sweeteners through focused promotion aimed at encouraging our sucralose brand and conversion from other artificial sweeteners to sucralose. Outside North America, we will pursue gain in market share primarily through geographic expansion.

• Execute aggressive marketing plans in key markets to enhance our brand. By continuing to execute our current marketing efforts, we believe we can solidify and enhance our position as a leader in sucralose production. We intend to develop a strategic marketing initiative which will enable us to capture market share and develop a voice with sucralose consumers.

Employees

We currently have five employees and anticipate increasing our workforce to between seven and ten full-time employees within 18 to 24 months of commencing operations. Current employees consist of management and support staff that is responsible for developing and implementing our strategic business plan to manufacture and market our products. During this same time period, we plan to retain 10 to 12 professionals, on a contract basis, to assist us in implementing our strategic plan through the manufacturing and marketing of our products to manufacturers of sucralose-based consumer products.

Government Approvals and Regulations

We may be subject to various international, federal, state and local laws and regulations with respect to the manufacturing, packaging and selling of sucralose.  We will not be able to identify the specific types of regulations to which we will be subject until we create a more detailed marketing plan.  For instance, we anticipate that we will initially sell our products to manufacturers of food products, who will use our product as an ingredient in their product.  In this case, regulations will vary depending upon the geographic locations of the manufacturer purchasers of our products and the geographic locations in which the ultimate consumers of their products reside.  If we sell our products directly into the retail market, we may also be subject to packaging laws in the jurisdictions in which we distribute our products.  There may be other types of laws to which we will be subject of which we are not yet aware and which we will research once we prepare a detailed marketing plan and are ready to commence operations. We have not yet evaluated other laws, including environmental laws, with which we may be required to comply or determined the cost and effect of compliance with such laws.

Marketing and Sales

As an early stage company, we currently have no production, sales, marketing or distribution capabilities. In general, we will be dependent on our customers for the production, sales, marketing, distribution and other aspects of the commercialization of the products of which our products are one ingredient, when developed. Our intent is to initially sell our products to major food ingredient suppliers, food producers, or pharmaceutical companies. We intend to distribute our products through major distributors of similar products. We will develop a more detailed marketing and sales plan once the economy improves.

Chemical and Solvent Production

We anticipate that we will also develop and produce chemicals for use in electronic “smart glass” and solvents to be used as new carriers for use in lithium batteries. Although we are unable at present to estimate the funds we will require to purchase and/or acquire these products and technologies, management expects that we will need to raise additional funds through the sale of common stock if and when we pursue this aspect of our business plan. There can be no assurance that we will be able to raise such funds if and when we wish to do so.

Going Concern

As reflected in the accompanying audited consolidated financial statements, we had a net loss of $700,082 and used cash in operating activities of $241,911 for the period from February 14, 2008 (inception) to September 30, 2008. We expect to have to expend cash for operations and technology investments in order to implement our business plan and do not expect immediate revenues to offset such expenditures.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management intends to attempt to raise additional capital through public or private offerings; acquire a company; or merge with or into another company.

ITEM 1A. RISK FACTORS

Not Required

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 3040 Post Oak Boulevard, Suite 1110, Houston, Texas 77056, and our telephone number is (713) 777-7088.  We currently use two offices at this location that are leased by a party related to two of our executive officers. We occupy these offices at no cost to us on an informal unwritten month to month basis and could be asked to vacate these offices at any time. We have not sought to identify alternative office space.  See “Certain Relationships and Related Transactions.”

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our proposed business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for our common stock. There are approximately 56 holders of our common stock as of December 31, 2008.

We have never paid any cash dividends on our common stock. We do not currently anticipate paying cash dividends for the foreseeable future, but instead we plan to retain any earnings to fund our growth. The decision to pay dividends on our common stock in the future will depend on our ability to generate earnings, our need for capital, our overall financial condition and other factors that our board of directors may consider to be relevant. We did not repurchase any of our securities during the fourth quarter of our fiscal year.

Equity Compensation Plans

The following table summarizes as of December 31, 2008 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	1,200,000	$0.45	800,000

Total	1,200,000	$0.45	800,000

(1)	Represents awards made pursuant to our 2008 stock option plan, which awards are subject to stockholder approval of the plan.

Sales and Grants of Unregistered Securities

In February 2008, in connection with the Trinterprise merger, we issued the former members of Trinterprise 16,666,667 shares of our common stock. We also issued, 2,500,000 shares of our common stock to the initial founders of InovaChem.

In June 2008 we granted, pursuant to the employment agreements we entered into with certain of our officers and pursuant to our arrangement with our directors, 925,000 shares of unregistered common stock to our officers and directors valued at the contemporaneous private offering price of $.30 per share. The shares were fully vested on the grant date.

In July 2008, we sold a total of 1,423,346 shares of our common stock to an aggregate of 46 people pursuant to our private securities offering, at a price of $.30 per share, for aggregate proceeds of $426,999.

These transactions were exempt from registration under Section 4 (2) of the Securities Act because they were private securities offerings.

ITEM 6. SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are an early stage research, development and manufacturing company. Our strategic plan is to reduce the cost of manufacture of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. We intend to obtain these technologies through their purchase, acquisition or in-house development. Our business plan currently anticipates that we will also develop and produce chemicals for use in electronic “smart glass” and solvents to be used as new carriers for use in lithium batteries. These developments will not occur in our current fiscal year.

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

Our merger with Trinterprise was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of Trinterprise are reflected as our historical consolidated financial statements. Accordingly, our consolidated financial statements subsequent to the merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of merger) until September 30, 2008. As a result of the merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

We are maintaining our fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

Results of Operation

We did not have any operating revenues since our inception, February 14, 2008 until September 30, 2008. We had a net loss of $700,082 for the period from February 14, 2008 (inception) through September 30, 2008, and had working capital of $32,903 at September 30, 2008. In fiscal 2009 we expect to expend cash for operations and technology investments in order to implement our business plan and we do not expect immediate revenues to offset such expenditures.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders. Our principal use of funds has been for general and administrative expenses, relating to legal, travel and start-up expenses. We expect to rely upon our recently completed equity financings, as well as possible future equity financings, to implement our business plan. We do not believe that we can implement our business plan without raising additional capital. We have not yet determined how much additional capital we will require and will not know until we complete our business plan which we do not plan to do until the economy improves.

At September 30, 2008, we had $350,356 of cash on hand. As reflected in the accompanying consolidated financial statements, for the period ended September 30, 2008, we were in the development stage with no operations and we had a net loss of $700,082. The net loss consisted primarily of compensation expense, professional fees, impairment expense and travel expenses. We raised approximately $427,000 in our private offering in the first half of July 2008. We have not yet determined the amount of additional funds we will need to raise to meet our liquidity needs for the coming year. Once we reach that determination, the funds required, if any, will be raised through private and/or public offerings.

Prior to the June 2008 recapitalization, on February 11, 2008, Exchequer, Inc., a party affliliated with one of our shareholders, purchased all of the 100,000 outstanding shares of our common stock from our original sole stockholder. We were then renamed InovaChem, Inc. Following the purchase, we declared a stock dividend of 8.7 shares for every share of our common stock issued and outstanding, and issued an additional 870,000 shares of common stock to Exchequer, Inc. for a total of 970,000 outstanding shares of common stock. In connection with the stock dividend, we then issued 1,530,000 shares of common stock to five additional people for an aggregate of $153,000. These amounts total the 2,500,000 common shares that were deemed issued to the pre-capitalization shareholders of InovaChem, Inc. pursuant to the June 2008 recapitalization.

In July 2008, we sold 1,423,346 shares of common stock at $0.30 per share for an aggregate amount of $426,999 to 46 “accredited investors” in a private offering under Regulation D promulgated by the SEC.  We expect that we will continue to require additional financing to execute our business strategy. There can be no assurance that we will be able to raise such funds if and when we wish to do so.

Our business plan currently anticipates that we will also develop and produce chemicals for use in electronic “smart glass” and solvents to be used as new carriers for use in lithium batteries. Although we are unable at present to estimate the funds we will require to purchase and/or acquire these products and technologies, management expects that we will need to raise additional funds through the sale of common stock if and when we pursue this aspect of our business plan. There can be no assurance that we will be able to raise such funds if and when we wish to do so. We do not plan to pursue this aspect of our business plan during our current fiscal year.

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

At inception, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107 (SAB 107) regarding its interpretation of SFAS No. 123R. SFAS No. 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 to F-15 appearing at the end of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the period from February 14, 2008 (inception) to September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers. Each of our directors serve for a period of one year or until their successors are elected. Our officers serve at the pleasure of our board of directors, subject to the terms of any applicable employment agreements.

Name	Age	Title

William Zuo, PhD.	47	Director, Chairman and Chief Executive Officer

Henry Toh	51	Director, Vice-Chairman and Executive Vice President of Corporate Development

Shao Jun Xu, PhD.	44	Chief Science and Technical Officer

Xiaojing Li	59	Director, Vice President and Corporate Secretary

Alan Pritzker	54	Chief Financial Officer and Treasurer

Michael Kleinman, M.D	52	Director

Two of our directors resigned effective December 31, 2008. We have not yet determined whether we will seek nominees to fill these vacancies or whether we will reduce the size of our board of directors.

William Zuo, Ph.D was appointed as Chairman of our Board of Directors and Chief Executive Officer as of February 11, 2008. Dr. Zuo has been the President and CEO of the Polymed Therapeutics group of companies in Asia and the United States since 1995. Polymed specializes in the manufacturing, sale and marketing of various complex “Active Pharmaceutical Ingredients.” Dr. Zuo has been responsible for the building of numerous cGMP facilities in China and has extensive experience in dealing with the Food and Drug Administration in both China and the United States. Dr. Zuo received his Ph.D in Nanotechnology from Rice University where he worked extensively with Dr. Richard Smalley the late Nobel Prize Scholar. Dr. Zuo also has Master degrees in Chemical Engineering and Applied Mathematics.

Henry Toh was appointed as Vice Chairman of our board of directors and Executive Vice President of Corporate Development as of February 11, 2008. Mr. Toh is currently serving as a director of five publicly traded companies. Since 2006, Mr. Toh has served as a director of American Surgical Holdings, Inc., a company specializing in staffing of surgical assistants. Since 2004, Mr. Toh has served as a director of Isolagen, Inc, an American Stock Exchange company specializing in cellular therapy. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc., a wireless communications company. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of I DNA, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc., a healthcare products manufacturer. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Since August 2005, Mr. Toh has served as a director of Labock Technologies, Inc., an armored vehicle and armoring products manufacturer. Mr. Toh began his career with KPMG from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Shao Jun Xu, PhD was appointed as our Chief Science and Technical Officer as of February 11, 2008. Dr. Xu is currently the Chief Scientific Officer (CSO) for Polymed Therapeutics Group and has served in such position since 2003. His track record in the chemical and pharmaceutical industry spans over 21 years, in compound research, development, and operations; resulting in over one hundred product approvals or process improvements. He has served as visiting professor for many institutes and organizations, such as the Departments of Chemistry of both Lanzhou University and Zhejiang University, and others. Dr. Xu was the Vice President of Research and Development at Hisun Pharmaceutical from 2000 to 2003, a public company in China that manufactures active pharmaceutical ingredients, chemicals, and intermediates. Dr. Xu received his Doctoral degree in Organic Chemistry from Zhejiang University in 2000, his Masters degree from the same department in 1997, and his B.S. in Chemical Engineering at Tianjing University in 1986.

Xiaojing Li was appointed as a director and as our Vice President and Corporate Secretary as of February 11, 2008. Ms. Li is currently a Vice President of Polymed Therapeutics, Inc., a pharmaceutical manufacturing and distribution company she co-founded in 1995. From 1995 to 2001, Ms. Li also served as President of Hand Tech USA a pharmaceutical manufacturing and distributing company. Ms. Li is a graduate of Xian Jiaotong University, Xian, China.

Alan Pritzker was appointed as our Chief Financial Officer and Treasurer as of February 11, 2008. Mr. Pritzker’s corporate experience includes supervision of Finance, Accounting, Information Technology, Office Services, Human Resources and Risk Management. Additionally, Mr. Pritzker has expertise in SEC reporting having been the chief financial officer of publicly traded entities for over 12 years. Mr. Pritzker is employed by North Point Consultants, Inc., a consulting firm that he founded in 2001. North Point provides accounting and administrative services to various companies. Pursuant to an arrangement with North Point, he is currently the Director of Finance of SeaHawk North America, a vessel management company that provides operational services to cruise companies and cargo shippers. Mr. Pritzker was the Chief Financial Officer of Labock Technologies, Inc., an armored vehicle and armoring products manufacturer, from March 2005 until December 2006 and was the Chief Financial Officer of Commodore Cruise Lines, a publically traded cruise line company, from July 1995 until May 2002. Mr. Pritzker is a graduate of Brooklyn College.

Michael Kleinman, M.D. was appointed a director in June 2008. Dr. Kleinman graduated from Rice University and attained his medical degree at the University of Texas, Albert Einstein College of Medicine in Dallas, Texas in 1983. He is a Board certified surgeon with a private practice in Houston, Texas, Clinical Assistant Professor of Surgery at Baylor University and at the University of Texas, Physician Liaison for Memorial Care System, Fellow of the American College of Surgeons, Member of the American Society of General Surgeons, the Society of American Gastrointestinal Laparoscopic Surgery, Houston Surgical Society, Harris County Medical Society, the American Medical Association and past member of the Texas Medical Association, International College of Surgeons, American College of Physician Executives, and the American Board of Utilization Review Physicians. He also received the Physicians’ Recognition Award in 2003 and 2006, and 10 citations for top doctors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and holders of more than 10% percent of our common stock to file reports of beneficial ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file.

Based on a review of our records or oral or written representations from certain reporting persons subject to Section 16(a), we believe that, with respect to fiscal 2008, all filing requirements applicable to our directors and officers who are subject to Section 16(a) were complied with except that each of Mr. Zuo, Mr. Toh, Mr. Pritzker, Ms. Li, Mr. Xu, Mr. Peter Michaels and Mr. Kleinman filed one late report with respect to one transaction and each of Exchequer Corporation. Ms. Robyn Kravit, Mr. Xu, Mr. Kleinman and Mr. Michaels filed a late form 3 upon being appointed as our officers or each, due in each case to administrative oversights.

Corporate governance

Board Committees

Our board of directors has established an audit committee, a compensation committee and a corporate governance committee. The members of each committee are appointed by the board of directors and serve one year terms. The composition and responsibilities of each committee are described below. Our board of directors has not appointed a nominating committee and has not yet adopted procedures by which security holders may recommend nominees to our board of directors.

Audit Committee. The sole member of our audit committee is Dr. Michael Kleinman. The audit committee’s functions include overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the selection and qualifications of our independent registered public accounting firm, and the performance of our internal audit function and controls regarding finance, accounting, legal compliance and ethics that management and our board of directors have established. In this oversight capacity, the audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered accounting firm, including any recommendations to improve the system of accounting and internal controls. The audit committee is comprised of outside directors who are not officers or employees of us or our subsidiaries. In the opinion of the board of directors, except as set forth below, all of the members of the audit committee are “independent” as that term is defined in the rules and regulations of the SEC and these directors are independent of management and free of any relationships that would interfere with their exercise of independent judgment as members of the audit committee. Salberg & Company, P.A., our independent registered public accounting firm, reports directly to the audit committee.

Compensation Committee. The sole member of our compensation committee is Dr. Michael Kleinman. The compensation committee determines the goals and objectives, and makes determinations regarding the salary and bonus for the CEO, approves salaries and bonuses for the other executive officers, administers our incentive compensation plans and makes recommendations to the board of directors and senior management regarding our compensation programs.

Governance Committee. The sole member of our nominating and governance committee is Dr. Michael Kleinman. The governance Committee is responsible for evaluating our governance and the governance of our board and its committees, monitoring our compliance and that of the board and its committees with our corporate governance guidelines, evaluating our corporate governance guidelines and reviewing those matters that require the review and consent of the independent directors of the board and that are not otherwise within the responsibilities delegated to another committee of the board.

Code of Ethics

We have not adopted a code of ethics but will do so in the 2009 Fiscal year

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the fiscal 2008 compensation earned by our principal executive officer, our principal financial officer and the three most highly compensated executive officers other than these two individuals, who were serving as such as of September 30, 2008 (each a “Named Executive Officer” and collectively, the “Named Executive Officers”):

Summary Compensation Table for Fiscal Year Ended September 30, 2008

			Stock	Option
	Fiscal	Salary	Awards	Awards	Total
Name and Principal Position	Year	($) (1)	($) (2)	($) (3)	($)
William Zuo	2008	75,000	90,000		165,000
Chairman and Chief Executive Officer

Henry Toh	2008	37,500	45,000		82,500
Executive Vice President of Corporate Development

Shao Xun Xu	2008	25,000	30,000		55,000
Chief Science Officer

Xiaojing Li	2008	25,000	30,000		55,000
Vice President and Corporate Secretary

Alan Pritzker	2008	31,250	30,000		61,250
Chief Financial and Accounting Officer

1.
Amounts represent accrual of salary for the period February 14, 2008, our inception, through September 30, 2008, the end of our fiscal year. Pursuant to the terms of the employment agreements, each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer will be entitled to receive a base salary of $300,000, $150,000, $100,000, $100,000, and $125,000, respectively, in each case subject to review and increase at our board of directors' discretion. We elected to defer payment of some or all of the compensation to each of the Executives until such time as our financial situation permits payment of such compensation. The board of directors and compensation committee has approved the deferral of a portion of the cash compensation due to each of the Executives such that the total amount paid to each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer in Fiscal 2008 was $11,250, $5,625, $0, $3,750, and $15,000, respectively.

2.
Pursuant to the employment agreements entered into with each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer we issued 300,000, 150,000, 100,000, 100,000, and 100,000 shares of common stock respectively which were valued by us at $0.30 per share.

3.
Pursuant to the employment agreements entered into with each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer we granted 300,000, 150,000, 100,000, 100,000, and 100,000 options to purchase shares of our common stock. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by our shareholders. As of December 31, 2008 the Plan had not been approved by shareholders, accordingly, pursuant to SFAS 123R, there is no measurement date and no expense for these grants as of September 30, 2008.

Grants of Plan-Based Awards

			All other
		All other	Option Awards;		Grant Date
		Stock Awards;	Number of	Exercise or	Fair Value
		Number of	Securities	Base Price	of Stock and
		Shares of	Underlying	of Option	Options
	Grant	Stock or Units	Options	Awards	Award
Name	Date	(#)	(#)	($/Sh)	($) (1)
William Zuo	6/30/08	300,000	300,000	$0.45	90,000
Chairman and Chief Executive Officer

Henry Toh	6/30/08	150,000	150,000	$0.45	45,000
Executive Vice President of Corporate Development

Shao Xun Xu	6/30/08	100,000	100,000	$0.45	30,000
Chief Science Officer

Xiaojing Li	6/30/08	100,000	100,000	$0.45	30,000
Vice President and Corporate Secretary

Alan Pritzker	6/30/08	100,000	100,000	$0.45	30,000
Chief Financial and Accounting Officer

1.
Does not include the options to purchase shares of our common stock issued to our officers. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by our shareholders. As of December 31, 2008 the Plan had not been approved by shareholders, accordingly, pursuant to SFAS 123R,  there is no measurement date and no expense for these grants as of September 30, 2008.

Outstanding Equity Awards at Fiscal Year Ended September 30, 2008

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexercisable	Price	Expiration
Name	(#) (1)	(#)	($/Sh)	Date
William Zuo	-	300,000	$0.45	6/30/2018
Chairman and Chief Executive Officer

Henry Toh	-	150,000	$0.45	6/30/2018
Executive Vice President of Corporate Development

Shao Xun Xu	-	100,000	$0.45	6/30/2018
Chief Science Officer

Xiaojing Li	-	100,000	$0.45	6/30/2018
Vice President and Corporate Secretary

Alan Pritzker	-	100,000	$0.45	6/30/2018
Chief Financial and Accounting Officer

1.
The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by the our shareholders. As of December 31, 2008 the Plan had not been approved by our shareholders, accordingly, pursuant to SFAS 123R, there is no measurement date and no expense for these grants as of September 30, 2008.

Option Exercises and Stock Vested in Fiscal 2008

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
William Zuo	-	-	300,000	90,000
Chairman and Chief Executive Officer

Henry Toh	-	-	150,000	45,000
Executive Vice President of Corporate Development

Shao Xun Xu	-	-	100,000	30,000
Chief Science Officer

Xiaojing Li	-	-	100,000	30,000
Vice President and Corporate Secretary

Alan Pritzker	-	-	100,000	30,000
Chief Financial and Accounting Officer

On June 30, 2008, our board of directors adopted the 2008 Stock Option Plan (the “Plan”). The Plan was implemented for the purpose of furthering our long-term stability, continuing growth and financial success by retaining and attracting key employees, officers and directors through the use of stock incentives. We will submit the Plan to our stockholders for approval at our next annual meeting of stockholders. Awards may be granted under the Plan in the form of incentive stock options and non-qualified stock options, subject to stockholder approval of the Plan. Pursuant to the Plan, we have reserved 2,000,000 shares of our Common Stock for awards.

All of our officers, directors and executive, managerial, administrative and professional employees are eligible to receive awards under the Plan. Our Compensation Committee has the power and complete discretion, as provided in the Plan, to select which persons will receive awards and to determine for each such person the terms, conditions and nature of the award, and the number of shares to be allocated to each individual as part of each award.

Executive Compensation Policy

This compensation discussion and analysis provides an overview of our compensation objectives and policies.

The Compensation Committee acts on behalf of the board of directors to approve the compensation of our executive officers and provides oversight of our compensation philosophy. The Compensation Committee also acts as the oversight committee with respect to our management stock plans covering executive officers and other senior management. The Compensation Committee considers recommendations from our CEO with respect to the compensation of other executive officers.

The objectives of our compensation programs are to:

•	attract and retain highly qualified executive officers;

•	motivate our executive officers to accomplish strategic and financial objectives;

•	align our executive officers’ interests with those of our shareholders; and

•	favor performance-based compensation for named executive officers.

Our executive compensation programs are based on several factors. Compensation is based on the level of job responsibility, individual performance, and company performance. Compensation reflects the value of performance. Compensation also reflects differences in job responsibilities and marketplace considerations.

The committee believes that the most effective executive compensation program is one that is designed to reward our achievement of specific annual or strategic goals, and aligns the interest of the executives with those of the shareholders by rewarding performance in accordance with established goals. The committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, we believe executive compensation packages provided by us to our executive officers, including the named executive officers, should include both cash compensation that rewards performance as measured against established goals and stock-based compensation.

Except as otherwise noted, the description of the compensation programs provided herein applies to all of our named executive officers.

For the fiscal year ended September 30, 2008, the principal components of compensation for our executive officers were:

• Base salary; • Long-term equity incentive compensation
For the fiscal year ended September 30, 2008, no payments were made to our executive officers for the following:

• Bonuses • Performance-based non-equity incentive compensation;
• Perquisites and other personal benefits.

Base Salary

Base salary is the only guaranteed element of an executive officer’s annual cash compensation. In setting base salary we generally consider the range of competitive practices for positions at comparable companies and our overall financial performance during the prior year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using several criteria.

The following elements may be utilized:

•	review of the executive’s compensation, both individually and in comparison with our other named executive officers;

•	review and comparison of peer group data of competitor apparel companies; and

•	assistance of third party compensation consultants.

Pursuant to the employment agreements we entered into with our executive officers, we elected to defer payment of some or all of the compensation to each of the Executives until such time as our financial situation permits payment of such compensation. The board of directors and compensation committee has determined that they will defer a portion of the cash compensation due to each of the Executives such that the total amount deferred and unpaid to each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer in Fiscal 2008 was $63,750, $31,875, $21,250, $25,000 and $16,250, respectively.

Performance-Based Non-Equity Incentive Compensation Programs

As we are still in the development stage, we do not have any Performance-Based Non-Equity Incentive Compensation Programs at this time but do intend to institute a plan of this nature at some future date.

Long-Term Equity Incentive Compensation

Not applicable

Restricted Stock Grants

In June 2008 we granted, pursuant to the employment agreements we entered into with our officers and pursuant to our arrangement with our directors, 925,000 shares of our common stock to our officers and directors valued at the contemporaneous private offering price of $.30 per share. As the shares were fully vested on the grant date, a total of $277,500 was charged to compensation expense in the fiscal year ended September 30, 2008.

Upon adoption of our stock option plan, in June 2008, our board of directors approved the issuance of options to purchase 1,200,000 common shares, subject to stockholder approval of the stock option plan. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the stock option plan is approved by our shareholders. As of December 31, 2008 the stock option plan had not been approved by our shareholders, accordingly, pursuant to SFAS 123R,  there is no measurement date and no expense for these grants as of September 30, 2008.

Employment Agreements and Potential Payout upon Termination or Change in Control

The following section describes the terms of employment agreements between us and certain of our executive officers. This section also describes payments that would be made to certain of these executive officers as a result of (i) a termination of the executive’s service due to death or disability, (ii) the executive’s termination without “cause,” or (iii) the termination of the executive’s service if a “change in control” occurs either because we terminate the executive without “cause” or because the executive quits for “good reason.” In quantifying the amounts we would pay to each executive under each of these circumstances, we have assumed that the executive’s termination of service occurred on September 30, 2008, the last day of our fiscal year.

Mr. William Zuo

On June 28, 2008, we entered into an employment agreement with Mr. William Zuo pursuant to which Mr. Zuo agreed to serve as Executive Chairman of InovaChem, Inc. for an initial term ending December 31, 2011, which automatically renews for an additional one-year term unless we notify Mr. Zuo within 90 days prior to the expiration of this agreement. Mr. Zuo’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Zuo’s compensation will begin to be paid at a percentage and time in keeping with our financial situation (see Summary Compensation Table above). The following calculations are done assuming Mr. Zuo would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $300,000. Mr. Zuo is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Zuo’s base salary, although the actual bonus may be higher or lower. Mr. Zuo received a stock grant of 300,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008. The shares will not actually vest until the stock option plan is approved by our shareholders. As of December 31, 2008 the stock option plan had not been approved by shareholders.

Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Zuo, Mr. Zuo to be paid his base salary for the longer of the remaining term of the agreement or twelve months from the termination date.

 Upon termination of the agreement by us for “cause” or upon the death or disability of Mr. Zuo, Mr. Zuo is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination.

If we had terminated Mr. Zuo’s employment with us without “cause” on September 30, 2008, we would pay to Mr. Zuo $25,000 per month over the thirty nine month period following the termination date.

Mr. Henry Toh

On June 28, 2008, we entered into an employment agreement with Mr. Henry Toh pursuant to which Mr. Toh agreed to serve as Executive Vice President of Corporate Development of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Mr. Toh within 90 days prior to the expiration of this agreement. Mr. Toh’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Toh’s compensation will begin to be paid at a percentage and time in keeping with our financial situation (see Summary Compensation Table above). The following calculations are done assuming Mr. Toh would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $150,000. Mr. Toh is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Toh’s base salary, although the actual bonus may be higher or lower. Mr. Toh received a stock grant of 300,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008. The shares will not actually vest until the stock option plan is approved by our shareholders. As of December 31, 2008 the stock option plan had not been approved by shareholders.

Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Toh, Mr. Toh to be paid his base salary for the longer of the remaining term of the agreement or twelve months from the termination date.

 Upon termination of the agreement by us for “cause” or upon the death or disability of Mr. Toh, Mr. Toh is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination.

If we had terminated Mr. Toh’s employment with us without “cause” on September 30, 2008, we would pay to Mr. Toh $12,500 per month over the fifteen month period following the termination date.

Mr. Shao Xun Xu

On June 28, 2008, we entered into an employment agreement with Mr. Shao Xun Xu pursuant to which Mr. Xu agreed to serve as Chief Science Officer of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Mr. Xu within 90 days prior to the expiration of this agreement. Mr. Xu’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Xu’s compensation will begin to be paid at a percentage and time in keeping with our financial situation (see Summary Compensation Table above). The following calculations are done assuming Mr. Xu would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $100,000. Mr. Xu is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Xu’s base salary, although the actual bonus may be higher or lower. Mr. Xu received a stock grant of 100,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008. The shares will not actually vest until the stock option plan is approved by our shareholders. As of December 31, 2008 the stock option plan had not been approved by shareholders.

Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Xu, Mr. Xu to be paid his base salary for the longer of the remaining term of the agreement or twelve months from the termination date.

 Upon termination of the agreement by us for “cause” or upon the death or disability of Mr. Xu, Mr. Xu is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination.

If we had terminated Mr. Xu’s employment with us without “cause” on September 30, 2008, we would pay to Mr. Xu $8,333 per month over the fifteen month period following the termination date.

Ms. Xiaojing Li

On June 28, 2008, we entered into an employment agreement with Ms. Xiaojing Li pursuant to which Ms. Li agreed to serve as Vice President and Corporate Secretary of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Ms. Li within 90 days prior to the expiration of this agreement. Ms. Li’s agreement provides that it she will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Ms. Li’s compensation will begin to be paid at a percentage and time in keeping with our financial situation (see Summary Compensation Table above). The following calculations are done assuming Ms. Li would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $100,000. Ms. Li is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Ms. Li’s base salary, although the actual bonus may be higher or lower. Ms. Li received a stock grant of 100,000 shares of our common stock upon signing the agreement and she was granted a ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008. The shares will not actually vest until the stock option plan is approved by our shareholders. As of December 31, 2008 the stock option plan had not been approved by shareholders.

Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Ms. Li, Ms. Li to be paid her base salary for the longer of the remaining term of the agreement or twelve months from the termination date.

 Upon termination of the agreement by us for “cause” or upon the death or disability of Ms. Li, Ms. Li is entitled to all amounts due to her for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination.

If we had terminated Ms. Li’s employment with us without “cause” on September 30, 2008, we would pay to Ms. Li $8,333 per month over the thirty nine month period following the termination date.

Mr. Alan Pritzker

On June 28, 2008, we entered into an employment agreement with Mr. Alan Pritzker pursuant to which Mr. Pritzker agreed to serve as Executive Vice President of Corporate Development of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Mr. Pritzker within 90 days prior to the expiration of this agreement. Mr. Pritzker’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Pritzker’s compensation will begin to be paid at a percentage and time in keeping with our financial situation (see Summary Compensation Table above). The following calculations are done assuming Mr. Pritzker would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $125,000. Mr. Toh is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Pritzker’s base salary, although the actual bonus may be higher or lower. Mr. Pritzker received a stock grant of 300,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008. The shares will not actually vest until the stock option plan is approved by our shareholders. As of December 31, 2008 the stock option plan had not been approved by shareholders.

Upon termination of the agreement by us for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Pritzker, Mr. Pritzker to be paid his base salary for the longer of the remaining term of the agreement or twelve months from the termination date.

 Upon termination of the agreement by us for “cause” or upon the death or disability of Mr. Pritzker, Mr. Pritzker is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination.

If we had terminated Mr. Pritzker’s employment with us without “cause” on September 30, 2008, we would pay to Mr. Pritzker $10,417 per month over the fifteen month period following the termination date.

Employment Agreements

On June 30, 2008, we entered into employment agreements with our Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer. The employment agreements for the Executive Chairman and the Vice President/Corporate Secretary are for an initial term ending on December 31, 2011. The other employment agreements are for an initial term ending on December 31, 2009.

Pursuant to the terms of the employment agreements, each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President/Corporate Secretary and Chief Financial Officer/Treasurer will be entitled to receive a base salary of $300,000, $150,000, $100,000, $100,000, and $125,000, respectively, in each case subject to review and increase at our board of directors' discretion. Pursuant to the terms of the employment agreements, we may defer payment of some or all of the compensation to each of the Executives until such time as our financial situation permits payment of such compensation. The board of directors and compensation committee has determined that they will defer a portion of the cash compensation due to each of the Executives such that the total monthly compensation (beginning in July 2008) that is being paid to our executive officers is approximately $13,000 per month. A total of approximately $51,000 per month of the executive’s compensation will deferred until such time as determined by our compensation committee. Our compensation committee reserves the right to reassess these payments and adjust the amount to be paid our financial condition changes. Each of the executives will also be entitled to receive an annual bonus with a targeted amount of 50% of their respective base salary based on performance criteria established by the board of directors. Each of the executives shall be entitled to participate in disability, health, life insurance and other fringe benefit plans or programs offered to all our employees, as well as be entitled to four weeks vacation per year.

The employment agreements of each executive may be terminated by (a) us upon death or disability of the executive, for "Cause" (as defined in the employment agreement), or for any reason in our sole and absolute discretion or (b) by the executive for "Good Reason" (as defined in the employment agreement). In the event of a termination upon death or disability, the executive and/or the executive's family shall continue to be covered by all of the our medical, health and dental plans, at our expense, for a period of 18 months following such executive's death or disability.

In the event of a termination by us for any reason other than death, disability or Cause, or by the executive for Good Reason, the executive shall be entitled to receive his/her base salary for the longer of (i) the remaining term of the employment agreement or (ii) 12 months from the date of termination.

The employment agreements provide for a non-compete for the period during which the executive is employed by us and for so long as the executive is receiving payments under the terms of the employment agreement following termination.

Retirement Plans

At present we do not provide executive officers with any retirement plans or 401-K accounts. We may institute these plans in the future.

Perquisites and Other Personal Benefits

At present we do not provide executive officers with perquisites and other personal benefits. We may institute perquisites and other personal benefits for our officers in the future.

Policy on Deductibility of Compensation Expense

Internal Revenue Service rules do not permit us to deduct certain compensation paid to certain executive officers in excess of $1 million, except to the extent such excess constitutes performance-based compensation. The Compensation Committee considers that its primary goal is to design compensation strategies that further the best interests of us and our shareholders. To the extent not inconsistent with that goal, the Compensation Committee attempts to use compensation policies and programs that preserve the tax deductibility of compensation expenses. For fiscal 2008, we met all the requirements to deduct all compensation.

Accounting for Stock-Based Compensation

Beginning on February 14, 2008, our date of inception, we began accounting for stock-based payments, including awards under our 2008 Stock Option Plan, in accordance with the requirements of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”. This means that the value of these awards was determined and shown as an expense for the applicable period in our fiscal 2008 financial statements.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis section be included in this Form 10-K.

THE COMPENSATION COMMITTEE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2008 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules of the SEC. Under these rules, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by that person by reason of these acquisition rights, but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Number of Shares of Common		Percentage
Name of Beneficial Owner	Stock Beneficially Owned		of Ownership
			(1)
William Zuo	6,291,667	(2)	29.49%
Xiaojing Li	6,041,667	(3)	28.16%
Shao Xun Xu	3,458,333	(4)	16.17%
Henry Toh	1,854,167	(5)	8.78%
Alan Pritzker	141,667	(6)	*
Michael Kleinman	104,167	(7)	*
All directors and executive
officers as a group (6 persons)	17,891,668		83.33%

Exchequer, Inc.	1,000,000	(8)	4.65%

* Less than 1%

(1) Calculated based on 21,515,013 shares of common stock outstanding as of December 31, 2008.

(2) Includes 500,000 shares of common stock purchased by Mr. Zuo, directly from us 5,416,667 shares of common stock acquired by Mr. Zuo as consideration for his membership interest in Trinterprise, 300,000 shares of common stock granted to Mr. Zuo pursuant to his employment agreement and 75,000 shares issuable upon exercise of stock options exercisable within the next 60 days. Although these stock options have vested, they cannot be exercised without shareholder approval; such approval has not been given as of December 31, 2008.

(3) Includes 500,000 shares of common stock purchased by Ms. Li, directly from us 5,416,667 shares of common stock acquired by Ms. Li as consideration for her membership interest in Trinterprise, 100,000 shares of common stock granted to Ms. Li pursuant to her employment agreement and 25,000 shares issuable upon exercise of stock options exercisable within the next 60 days. Although these stock options have vested, they cannot be exercised without shareholder approval; such approval has not been given as of December 31, 2008.

(4) Includes 3,333,333 shares of common stock acquired by Mr. Xu as consideration for his membership interest in Trinterprise, 100,000 shares of common stock granted to Mr. Xu pursuant to his employment agreement and 25,000 shares issuable upon exercise of stock options exercisable within the next 60 days. Although these stock options have vested, they cannot be exercised without shareholder approval; such approval has not been given as of December 31, 2008.

(5) Includes 1,666,667 shares of common stock acquired by Mr. Toh as consideration for his membership interest in Trinterprise, 150,000 shares of common stock granted to Mr. Toh pursuant to his employment agreement and 37,500 shares issuable upon exercise of stock options exercisable within the next 60 days. Mr. Toh is an executive officer of Exchequer, Inc., however, he has no voting or investment power with respect to the shares of common stock owned by Exchequer, and disclaims beneficial ownership of such shares of common stock. Although these stock options have vested, they cannot be exercised without shareholder approval; such approval has not been given as of December 31, 2008.

(6) Includes 16,667 shares of common stock purchased by Mr. Pritzker, directly from us, 100,000 shares of common stock granted to Mr. Pritzker pursuant to his employment agreement and 25,000 shares issuable upon exercise of stock options exercisable within the next 60 days. Although these stock options have vested, they cannot be exercised without shareholder approval; such approval has not been given as of December 31, 2008.

(7) Includes 16,667 shares of common stock purchased by Dr. Kleinman, directly from us, 50,000 shares of common stock granted to Dr. Kleinman in connection with his appointment as a director and 37,500 shares issuable upon exercise of stock options exercisable within the next 60 days. Although these stock options have vested, they cannot be exercised without shareholder approval; such approval has not been given as of December 31, 2008.

(8) Mr. Toh is an executive officer of Exchequer, however, he has no voting or investment power with respect to the shares of common stock owned by Exchequer, and disclaims beneficial ownership of such shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
Two of our executive officers, William Zuo and Xiaojing Li, are also executive officers and stockholders of Polymed. Polymed is an affiliate of the Chongqing Polymed Chemical Co. Ltd. in the city of ChongQing, People’s Republic of China, and is one of the Chinese facilities that will be producing our products pursuant to a manufacturing contract with Polymed.

We currently use two offices at this location that are leased by a party related to two of our executive officers. We occupy these offices at no cost to us on an informal unwritten month to month basis and could be asked to vacate these offices at any time. We have not sought to identify alternative office space.

Director Independence

In determining the independence of directors, our board of directors considered information regarding the relationships between each director and his or her family and us. Our board of directors made its determinations under the listing requirements of the FINRA. The FINRA independence definition includes a series of objective tests, such as the director is not our employee and has not engaged in various types of business dealings with us. As required by the FINRA listing requirements, our board of directors made a subjective determination as to each independent director that no relationships exist that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. After reviewing the information presented to it, our board of directors concluded that one of its members, Dr. Kleinman, satisfied the FINRA standards of independence.

In addition to the FINRA standards for independence, the directors who serve on the Audit Committee each satisfy standards established by the Commission providing that to qualify as “independent” for the purposes of serving on the Audit Committee, members of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us other than their director compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of the our annual financial statements and review of interim quarterly Financial statements for the fiscal year ended September 30, 2008 were $ 26,500.

Audit Related Fees

We incurred fees during the last fiscal year for assurance and related services by our principal accountant that were reasonably related to the performance of audit related services which may include acquisitions audits, registration statement services or other audit related consulting. Fees of $11,000 related to the audit of our subsidiary, Trinterprise, LLC.

Tax Fees

We did not incur any fees during the last fiscal year for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

None

Our Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by our Audit Committee prior to the completion of the audit. Our Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

During fiscal 2008, our Audit Committee pre-approved all audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15.  EXHIBITS

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

2.1
Merger Agreement and Plan of Reorganization dated June 28, 2008, by and among InovaChem, Inc, InovaChem Mergerco, LLC, Trinterprise LLC, William W. Zuo, Xiaojing Li, Shao Jun Xu, Henry Toh, and Lu Yiu (4)

2.2	Articles of Amendment to Articles of Incorporation (2)
2.3	Amended and Restated Bylaws (2)
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
10.1	Employment Agreement dated June 30, 2008 between the Company and William Zuo (5)
10.2	Employment Agreement dated June 30, 2008 between the Company and Henry Toh (5)
10.3	Employment Agreement dated June 30, 2008 between the Company and Xiaojing Li (5)
10.4	Employment Agreement dated June 30, 2008 between the Company and Alan Pritzker (5)
10.5	Employment Agreement dated June 30, 2008 between the Company and Shao Jun Xu (5)
10.6	Supply Agreement dated June 28, 2008 between InovaChem Inc., and Polymed Therapeutics Inc., (5)
10.7	2008 Stock Option Plan (5)
16.1	Letter from Gately & Associates, LLC (3)

31.1              Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-SB filed with the SEC on October 22, 2007
(2)	Filed as an exhibit to the Form 8-K filed with the SEC on February 14, 2008
(3)	Filed as an exhibit to the Form 8-K filed with the SEC on May 2, 2008
(4)	Filed as an exhibit to the Form 8-K filed with the SEC on July 7, 2008
(5)	Filed as an exhibit to the Form 10-Q filed with the SEC on August 14, 2008

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)

September 30, 2008

Table of Contents

FINANCIAL STATEMENTS	Page #

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheet	F – 2

Consolidated Statements of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F – 6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
    Inovachem, Inc.

We have audited the accompanying consolidated balance sheet of Inovachem, Inc. and Subsidiary (a development stage company) as of September 30, 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from February 14, 2008 (inception) to September 30, 2008 and cumulative from February 14, 2008 (inception) to September 30, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovachem, Inc. and Subsidiary (a development stage company) as of September 30, 2008 and the consolidated results of its operations and its cash flows for the period from February 14, 2008 (inception) to September 30, 2008 and cumulative from February 14, 2008 (inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $700,082 and used cash for operating activities of $241,911 for the period from February 14, 2008 (inception) to September 30, 2008.  In addition, the Company is in the development stage with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 6, 2009

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEET
September 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$350,356
Prepaid expenses	4,618

Total current assets	354,974

$354,974

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$146,767
Accrued expenses	15,084
Due to related parties	160,220

Total current liabilities	322,071

Total liabilities	322,071

Commitments and contingencies (Note 4)

Stockholders' equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-

Common stock - $0.001 par value; 200,000,000 shares authorized, 21,515,013 shares issued and outstanding	21,515
Additional paid-in capital	711,470
Deficit accumulated during development stage	(700,082)
Total stockholders' equity	32,903

$354,974

The accompanying notes are an integral part of these consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Cumulative
	For Period from	For Period from
	February 14, 2008	February 14, 2008
	(inception) to	(inception) to
	September 30,	September 30,
	2008	2008

Revenues	$-	$-

Operating expenses
Compensation	502,210	502,210
Professional fees	101,652	101,652
Impairment expense	45,944	45,944
Travel expenses	30,805	30,805
Other general and administrative expenses	20,421	20,421
Total operating expenses	701,032	701,032

Net loss from operations	(701,032)	(701,032)

Other income and (expense)
Interest income	1,055	1,055
Interest expense	(105)	(105)
Total other income and (expense)	950	950

Net loss	$(700,082)	$(700,082)

Net loss per share	$(0.04)	$(0.04)

Weighted average number of common stock outstanding	18,621,679	18,621,679

The accompanying notes are an integral part of these consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM February 14, 2008 (INCEPTION) to September 30, 2008

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at February 14, 2008	-	$-	16,666,667	$16,667	$43,333	$-	$60,000

Recapitalization	-	-	2,500,000	$2,500	(34,014)	-	(31,514)

Issuance of common stock to officers and directors for services	-	-	925,000	925	276,575	-	277,500

Issuance of common stock for cash	-	-	1,423,346	1,423	425,576	-	426,999

Net loss from February 14, 2008 (inception) to September 30, 2008	-	-	-	-	-	(700,082)	(700,082)

Balance at September 30, 2008	-	$-	21,515,013	$21,515	$711,470	$(700,082)	$32,903

The accompanying notes are an integral part of these consolidated financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Cumulative
	For Period	For Period
	from February 14, 2008	from February 14, 2008
	(inception) to September 30,	(inception) to September 30,
	2008	2008

Cash flows from operating activities:
Net loss	$(700,082)	$(700,082)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock issued as compensation	277,500	277,500
Impairment expense	45,944	45,944
Changes in operating assets and liabilities:
Prepaid expenses	7	7
Accounts payable	11,259	11,259
Accrued expenses	(30,860)	(30,860)
Due to related parties	154,321	154,321

Net cash provided by (used in) operating activities	(241,911)	(241,911)

Cash flows from investing activities:
Cash acquired in recapitalization	105,268	105,268

Net cash provided by (used in) investing activities	105,268	105,268

Cash flows from financing activities:
Proceeds from sale of common stock, net	486,999	486,999

Net cash provided by (used in) financing activities	486,999	486,999

Net increase in cash and cash equivalents	350,356	350,356

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$350,356	$350,356

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$105	$105
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non- cash investing and financing activities:
Net non-cash assets and (liabilities) assumed in recapitalization	$(136,782)	$(136,782)

The accompanying unaudited notes are an integral part of these consolidated financial statements

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 1. Nature of Operations, Basis of Presentation and Going Concern:

Nature of Operations

InovaChem, Inc. and its subsidiary (the “Company”) is a development stage research, development and manufacturing company. The Company’s strategic plan is to reduce the cost of manufacturing of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. The Company intends to obtain these technologies through their purchase, acquisition or in-house development.

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

Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company had a net loss of $700,082 and used cash in operating activities of $241,911 for the period from February 14, 2008 (inception) to September 30, 2008. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

Management intends to attempt to raise additional capital through public or private offerings; acquire a company; or merge with or into another company.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Inovachem, Inc, and Trinterprise, LLC, its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the Company’s reported expenses. Significant estimates during fiscal 2008 include the valuation of patents contributed by founders in connection with the Trinterprise acquisition, valuation of subsequent capitalized patent costs, the valuation of stock-based compensation and the valuation of deferred tax assets.. These estimates are reasonable in the judgment of the Company’s management.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

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

Accounts Receivable

Accounts receivable and customer deposits do not exist at September 30, 2008.

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

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

At inception, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107 (SAB 107) regarding its interpretation of SFAS No. 123R. SFAS No. 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

Research and development

Research and development costs, if any, are expensed as incurred.

Income Taxes

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (“FASB”) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There were no common stock equivalents at September 30, 2008 that may dilute future EPS.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 3. Related Parties

Two of the Company’s executive officers, William Zuo and Xiaojing Li, are also executive officers and shareholders of Polymed Therapeutics, Inc. (“Polymed”). Polymed is an affiliate of the Chongqing Polymed Chemical Co. Ltd. in the city of Chongqing, People’s Republic of China one of the Chinese facilities that will likely be producing the Company’s products pursuant to a proposed manufacturing contract with Polymed. The Company has the use of office space on an as needed basis at an affiliate. The value of such space used is de minimis.

“Due to related parties” includes reimbursable travel expenses, miscellaneous fees and expenses, as well as research costs and other amounts paid for by corporate officers or directors on behalf of the Company.

Note 4. Commitments and Contingencies

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

Pursuant to the terms of the employment agreements, each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President / Corporate Secretary and Chief Financial Officer / Treasurer will be entitled to receive a base salary of $300,000, $150,000, $100,000, $100,000, and $125,000, respectively, in each case subject to review and increase at the Company's Board of Directors' discretion. Pursuant to the terms of the employment agreements, the Company may defer payment of some or all of the compensation to each of the executives until such time as the Company’s financial situation permits payment of such compensation. The Board of Directors and Compensation Committee have approved the deferral ofa portion of the cash compensation due to each of the executives such that the total monthly compensation (beginning in July 2008) that is being paid to the Company’s executive officers totals approximately $13,000 per month. A total of approximately $51,600 per month of the executive’s compensation will be deferred until such time as determined by the Company’s Compensation Committee. The Compensation Committee of the Company reserves the right to reassess these payments and adjust the amount to be paid as the financial condition of the Company changes. Each of the executives will also be entitled to receive an annual bonus with a targeted amount of 50% of their respective base salary based on performance criteria established by the Board of Directors. Each of the executives shall be entitled to participate in disability, health, life insurance and other fringe benefit plans or programs offered to all employees of the Company, as well as be entitled to four weeks vacation per year.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Note 5. Merger and Recapitalization

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

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

As the Trinterprise Members obtained voting and management control of the Company as a result of the Merger, the Merger was accounted for as a recapitalization of Trinterprise. Accordingly, the financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until September 30, 2008. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

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

Note 6. Stockholder's Equity

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding. Common Stock includes 200,000,000 shares authorized at a par value of $0.001.

In February 2008, the Trinterprise Members paid $60,000 for their membership interest in Trinterprise. As a result of the Merger, this membership interest was converted to 16,666,667 common shares of the Company which is reflected retroactively in the accompanying consolidated financial statements. The existing 2,500,000 common shares were deemed to be issued to the pre-merger stockholders of Inovachem, Inc. as a result of the recapitalization. (See Note 5 – Merger and Recapitalization).

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

In June 2008 the Company granted, pursuant to the Employment Agreements it entered into with its officers and pursuant to its arrangement with its directors, 925,000 shares of Common Stock to its officers and directors valued at the then contemporaneous private offering price of $.30 per share. As the shares were fully vested on the grant date, a total of $277,500 was charged to compensation expense in the quarter ended June 30, 2008.

In July 2008, the Company sold a total of 1,423,346 shares of Common Stock, pursuant to its private offering, at a price of $.30 per share for aggregate proceeds of $426,999.

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

Upon adoption of the Plan, the Company’s Board of Directors approved the issuance of options to purchase 1,200,000 common shares, subject to stockholder approval of the Plan. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by the Company’s shareholders. As of December 31, 2008 the Plan had not been approved by shareholders, and accordingly, pursuant to SFAS No. 123R, there is no measurement date and no expense for these grants as of September 30, 2008.

Note 7. Concentrations

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At September 30, 2008, there were $242,258 of deposits that exceeded federally insured limits of $100,000. Subsequent to September 30, 2008 the FDIC insurance limits were temporarily increased to $250,000 per institution through December 31, 2009.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Note 8. Impairment of Assets

Through May 31, 2008, the Company incurred patent application costs of $45,944. These costs were capitalized but then impaired since the Company is a newly formed development stage company with no revenues and therefore could not project positive cash flows to support the value of such assets as of May 31, 2008.

Note 9. Income Taxes

The Company operated as a Limited Liability Company (LLC) from February 14, 2008 (inception) through June 28, 2008, the date of the recapitalization. Accordingly, any net income or loss is passed through directly to the LLC members for that period. Upon acquisition of Trinterprise, LLC by Inovachem, Inc. the Company expects to be taxed as a Delaware Corporation.

There was no income tax expense for period from June 29, 2008 through September 30, 2008 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the period from June 29, 2008 to September 30, 2008, (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

Computed “expected” tax benefit	$(222,161)
State tax rate benefit	23,719
Other non-deductible items	3,763
Change in deferred tax asset valuation allowance	242,117
$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2008 are as follows:

Deferred tax assets
Net operating loss carryforward	$242,117
Total gross deferred tax assets	242,117
Less valuation allowance	(242,117)
Net deferred tax assets	$-

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

The valuation allowance at February 14, 2008 was $0. The net change in valuation allowance during the period ended September 30, 2008 was an increase of $242,117. The Company has a net operating loss carryforward of approximately $643,415 available to offset future U.S. net income through 2028.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Note 10. Subsequent Events

As discussed in Note 5, in accordance with the terms of the Merger Agreement, 4,166,667 Merger Shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise Members may have to the Company. The escrowed Merger Shares will be released on the later ( the "Release Date") of (i) the sixth month anniversary of the Merger Agreement, and (ii) the date of delivery to the Company of executed supply agreements between Polymed and two designated manufacturing facilities in China. The Company will be entitled to receive all or a portion of the escrowed Merger Shares prior to the Release Date in the event the Company is entitled to indemnification under the terms of the Merger Agreement. As of December 28, 2008, the sixth month anniversary of the Merger has passed and accordingly the shares have not been released since the Company has not yet received executed supply agreements between Polymed and two designated manufacturing facilities in China.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ William Zuo
William Zuo
President, Chief Executive Officer

January 13, 2009

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ William Zuo	Chairman, Chief Executive	January 13, 2009
William Zuo	Officer and a Director
(Principal Executive Officer

/s/ Alan Pritzker	Chief Financial Officer	January 13, 2009
Alan Pritzker	(Principal Financial and
Accounting Officer)

/s/ Henry Toh	Executive Vice President of	January 13, 2009
Henry Toh	Corporate Development and
A Director

/s/ Xiaojing Li	Executive Vice President of	January 13, 2009
Xiaojing Li	Corporate Development and
A Director
/s/ Michael Kleinman	Director	January 13, 2009
Michael Kleinman