Form 10-Q
period 2008-12-31
InovaChem, Inc.
filed 2009-02-17
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Common stock outstanding ($.001 par value) as of February 13, 2009: 21,515,013 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INOVACHEM, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008
(UNAUDITED)

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$194,882	$350,356
Prepaid expenses	4,722	4,618

Total current assets	199,604	354,974

Total assets	$199,604	$354,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$68,638	$146,767
Accrued expenses	26,255	15,084
Due to related parties	317,332	160,220

Total current liabilities	412,225	322,071

Total liabilities	412,225	322,071

Commitments and contingencies (Note 4)

Stockholders' equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-

Common stock - $0.001 par value; 200,000,000 shares authorized, 21,515,013 shares issued and outstanding	21,515	21,515
Additional paid-in capital	711,470	711,470
Deficit accumulated during development stage	(945,606)	(700,082)
Total stockholders' equity (deficit)	(212,621)	32,903

Total liabilities and stockholders' equity (deficit)	$199,604	$354,974

The accompanying notes are an integral part of these unaudited consolidated financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Cumulative
		For Period from
	Three	February 14, 2008
	months ended	(inception) to
	December 31,	December 31,
	2008	2008

Revenues	$-	$-

Operating expenses
Compensation	208,572	710,782
Professional fees	1,345	102,997
Impairment expense	-	45,944
Travel expenses	30,855	61,660
Other general and administrative expenses	5,218	25,639
Total operating expenses	245,990	947,022

Net loss from operations	(245,990)	(947,022)

Other income and (expense)
Interest income	568	1,623
Interest expense	(102)	(207)
Total other income and (expense)	466	1,416

Net loss	$(245,524)	$(945,606)

Net loss per share	$(0.01)	$(0.05)

Weighted average number of common stock outstanding	21,515,013	19,450,921

The accompanying notes are an integral part of these unaudited consolidated financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM October 1, 2008 to December 31, 2008 (unaudited) and
FROM February 14, 2008 (INCEPTION) to September 30, 2008

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at February 14, 2008	-	$-	16,666,667	$16,667	$43,333	$-	$60,000

Recapitalization	-	-	2,500,000	$2,500	(34,014)	-	(31,514)

Issuance of common stock to officers and directors for services	-	-	925,000	925	276,575	-	277,500

Issuance of common stock for cash	-	-	1,423,346	1,423	425,576	-	426,999

Net loss from February 14, 2008 (inception) to September 30, 2008	-	-	-	-	-	(700,082)	(700,082)

Balance at September 30, 2008			21,515,013	21,515	711,470	(700,082)	32,903

Net loss from October 1, 2008 to December 31, 2008	-	-	-	-	-	(245,524)	(245,524)

Balance at December 31, 2008	-	$-	21,515,013	21,515	711,470	(945,606)	(212,621)

The accompanying notes are an integral part of these unaudited consolidated financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Cumulative
		For Period
	For Three Months	from February 14, 2008
	Ended December 31,	(inception) to December 31,
	2008	2008

Cash flows from operating activities:
Net loss	$(245,524)	$(945,606)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock issued as compensation	-	277,500
Impairment expense	-	45,944
Changes in operating assets and liabilities:
Prepaid expenses	(104)	(97)
Accounts payable	(78,129)	(66,870)
Accrued expenses	11,171	(19,689)
Due to related parties	157,112	311,433

Net cash provided by (used in) operating activities	(155,474)	(397,385)

Cash flows from investing activities:
Cash acquired in recapitalization	-	105,268

Net cash provided by (used in)	-	-
investing activities	-	105,268

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	486,999

Net cash provided by (used in)	-	-
financing activities	-	486,999

Net increase (decrease) in cash and cash equivalents	(155,474)	194,882

Cash and cash equivalents at beginning of period	350,356	-

Cash and cash equivalents at end of period	$194,882	$194,882

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$103	$208
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non- cash investing and financing activities:
Net non-cash assets and (liabilities) assumed
in recapitalization	$-	$(136,782)

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $245,524 and used cash in operating activities of $155,474 for the three months ended December 31, 2008 and had a net loss of $945,606 and used cash in operating activities of $397,385 for the period from February 14, 2008 (inception) to December 31, 2008. In addition the Company had a working capital deficit of $212,621. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

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

Use of Estimates

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the Company’s reported expenses. Significant estimates during the periods presented include the valuation of patents contributed by founders in connection with the Trinterprise acquisition, valuation of subsequent capitalized patent costs the valuation of stock-based compensation and the valuation of deferred tax assets. These estimates are reasonable in the judgment of the Company’s management.

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

Accounts Receivable

Accounts receivable and customer deposits do not exist at December 31, 2008.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (“FASB”) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There were no common stock equivalents at December 31, 2008 that may dilute future EPS.

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

Pursuant to the terms of the employment agreements, each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President / Corporate Secretary and Chief Financial Officer / Treasurer will be entitled to receive a base salary of $300,000, $150,000, $100,000, $100,000, and $125,000, respectively, in each case subject to review and increase at the Company's Board of Directors' discretion. Pursuant to the terms of the employment agreements, the Company may defer payment of some or all of the compensation to each of the executives until such time as the Company’s financial situation permits payment of such compensation. The Board of Directors and Compensation Committee have approved the deferral of a portion of the cash compensation due to each of the executives such that the total monthly compensation (beginning in July 2008) that is being paid to the Company’s executive officers totals approximately $13,000 per month. A total of approximately $51,600 per month of the executive’s compensation will be deferred until such time as determined by the Company’s Compensation Committee. The Compensation Committee of the Company reserves the right to reassess these payments and adjust the amount to be paid as the financial condition of the Company changes. Each of the executives will also be entitled to receive an annual bonus with a targeted amount of 50% of their respective base salary based on performance criteria established by the Board of Directors. Each of the executives shall be entitled to participate in disability, health, life insurance and other fringe benefit plans or programs offered to all employees of the Company, as well as be entitled to four weeks vacation per year.

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

As the Trinterprise Members obtained voting and management control of the Company as a result of the Merger, the Merger was accounted for as a recapitalization of Trinterprise. Accordingly, the financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until December 31, 2008. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

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

Upon adoption of the Plan, the Company’s Board of Directors approved the issuance of options to purchase 1,200,000 common shares, subject to stockholder approval of the Plan. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by the Company’s shareholders. As of December 31, 2008 the Plan had not been approved by shareholders, and accordingly, pursuant to SFAS No. 123R, there is no measurement date and no expense for these grants as of December 31, 2008.

Note 7. Concentrations

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At December 31, 2008, there were no bank deposits that exceed federally insured limits. The FDIC insurance limits were temporarily increased to $250,000 per institution through December 31, 2009.

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

There was no income tax expense for period from June 29, 2008 through December 31, 2008 due to the Company’s net losses.

Note 10. Subsequent Events

As discussed in Note 5, in accordance with the terms of the Merger Agreement, 4,166,667 Merger Shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise Members may have to the Company. The escrowed Merger Shares will be released on the later ( the "Release Date") of (i) the sixth month anniversary of the Merger Agreement, and (ii) the date of delivery to the Company of executed supply agreements between Polymed and two designated manufacturing facilities in China. The Company will be entitled to receive all or a portion of the escrowed Merger Shares prior to the Release Date in the event the Company is entitled to indemnification under the terms of the Merger Agreement.  As of December 28, 2008 and February 13, 2009, the sixth month anniversary of the Merger has passed and accordingly the shares have not been released since the Company has not yet received executed supply agreements between Polymed and two designated manufacturing facilities in China.

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

As a result of our acquisition of Trinterprise on June 28, 2008, we own the rights to certain pending patent applications for the production and manufacture of sucralose, a non-caloric sweetener made from sugar. We anticipate that sucralose will be our first product. Sucralose is a non-caloric, high-intensity sweetener made from sugar, 600 times sweeter than sucrose. This product is used worldwide by food manufacturers, diet soda bottling companies and has many other commercial uses.

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

In accordance with the terms of the Merger Agreement, 4,166,667 Merger Shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise Members may have to the Company. The escrowed Merger Shares will be released on the later ( the "Release Date") of (i) the sixth month anniversary of the Merger Agreement, and (ii) the date of delivery to the Company of executed supply agreements between Polymed and two designated manufacturing facilities in China. The Company will be entitled to receive all or a portion of the escrowed Merger Shares prior to the Release Date in the event the Company is entitled to indemnification under the terms of the Merger Agreement.  As of December 28, 2008 and February 13, 2009, the sixth month anniversary of the Merger has passed and accordingly the shares have not been released since the Company has not yet received executed supply agreements between Polymed and two designated manufacturing facilities in China.

Results of Operation

We did not have any operating revenues from our inception, February 14, 2008 until December 31, 2008. We had a net loss of $245,524 for the three months ended December 31, 2008 and had a cumulative net loss of $945,606 for the period from February 14, 2008 (inception) to December 31, 2008. We had a working capital deficit of $212,621 at December 31, 2008. We expect to expend cash for operations and technology investments in order to implement our business plan and we do not expect immediate revenues to offset such expenditures.

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

At December 31, 2008, we had $194,882 of cash on hand. As reflected in the accompanying unaudited consolidated financial statements, for the period ended December 31, 2008, we were in the development stage with no operations and we had a net loss of $245,524 and $945,606 for the three months ended December 31, 2008 and the period from February 14, 2008 (inception) to December 31, 2008, respectively. The net loss consisted primarily of compensation expense, professional fees and travel expenses. We raised approximately $427,000 in our private offering in the first half of July 2008. We have not yet determined the amount of additional funds we will need to raise to meet our liquidity needs for the coming year. Once we reach that determination, the funds required, if any, will be raised through private and/or public offerings.

Prior to the June 2008 recapitalization, on February 11, 2008, Exchequer, Inc., a party affiliated with one of our shareholders, purchased all of the 100,000 outstanding shares of our common stock from our original sole stockholder. We were then renamed InovaChem, Inc. The original sole stockholder owned a total of 100,000 shares of our common stock. Following the purchase, we declared a stock dividend of 8.7 shares for every share of our common stock issued and outstanding, and issued an additional 870,000 shares of common stock to Exchequer, Inc. for a total of 970,000 outstanding shares of common stock. All share and per share amounts have been retroactively restated to reflect that 970,000 shares were issued and outstanding from our inception. In connection with the stock dividend, we then issued 1,530,000 shares of common stock to five additional people for an aggregate of $153,000. These amounts total the 2,500,000 common shares that we deemed issued to the pre-capitalization shareholders of InovaChem, Inc. pursuant to the June 2008 recapitalization.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

At inception, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (“SFAS No. 123 (R)“), “Share-Based Payment” which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107 regarding its interpretation of SFAS No. 123R. SFAS No. 123 (R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

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

Going Concern Consideration

The Company had a net loss of $245,524 and used cash in operating activities of $155,474 for the three months ended December 31, 2008 and had a net loss of $945,606 and used cash in operating activities of $397,385 for the period from February 14, 2008 (inception) to December 31, 2008. In addition the Company had a working capital deficit of $212,621. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. Management intends to attempt to raise additional capital through public or private offerings; acquire a company; or merge with or into another company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of William Zuo, the President and Chief Executive Officer (attached hereto)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Alan Pritzker and Chief Financial Officer (attached hereto)

32.1	Section 1350 Certifications of William Zuo, the President and Chief Executive Officer (attached hereto)

32.2	Section 1350 Certifications of Alan Pritzker, Chief Financial Officer (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOVACHEM, INC.

Dated: February 13, 2009	By:	/s/ William Zuo
	Name:	William Zuo
	Title:	President and Chief Executive
Officer, (Principal Executive Officer)

	By:	/s/ Alan Pritzker
	Name:	Alan Pritzker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)