Form 10-Q
period 2009-03-31
InovaChem, Inc.
filed 2009-05-15
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

Common stock outstanding ($.001 par value) as of April 27, 2009: 21,515,013 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.

INOVACHEM, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009
(UNAUDITED)

Table of Contents

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$161,425	$350,356
Prepaid expenses	4,715	4,618

Total current assets	166,140	354,974

Total Assets	$166,140	$354,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$68,166	$146,767
Accrued expenses	23,675	15,084
Due to related parties	326,801	160,220

Total current liabilities	418,642	322,071

Total liabilities	418,642	322,071

Commitments and contingencies (Note 4)

Stockholders' equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-

Common stock - $0.001 par value; 200,000,000 shares authorized, 21,515,013 shares issued and outstanding	21,515	21,515
Additional paid-in capital	771,470	711,470
Deficit accumulated during development stage	(1,045,487)	(700,082)
Total stockholders' equity (deficit)	(252,502)	32,903

Total Liabilities and Shareholders’ Equity (Deficit)	$166,140	$354,974

The accompanying notes are an integral part of these unaudited consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2009	Six months ended March 31, 2009	Cumulative For Period from February 14, 2008 (inception) to March 31, 2008	Cumulative For Period from February 14, 2008 (inception) to March 31, 2009

Revenues	$-	$-	-	$-

Operating expenses
Compensation	75,000	283,572	-	285,782
Professional fees	7,434	8,779	-	110,431
Impairment expense	-	-	-	45,944
Travel expenses	10,551	41,406	-	72,211
Other general and administrative expenses	7,342	12,560	-	32,981
Total operating expenses	100,327	346,317	-	1,047,349

Net loss from operations	(100,327)	(346,317)	-	(1,047,349)

Other income and (expense)
Interest income	551	1,119	-	2,174
Interest expense	(105)	(207)	-	(312)
Total other income and (expense)	446	912	-	1,862

Net loss	$(99,881)	$(345,405)	-	$(1,045,487)

Net loss per share	$(0.00)	$(0.02)	-	$(0.05)

Weighted average number of common stock outstanding	21,515,013	21,515,013	-	19,902,912

The accompanying notes are an integral part of these unaudited consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM October 1, 2008 to March 31, 2009 (UNAUDITED) and
FROM February 14, 2008 (INCEPTION) to September 30, 2008

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at February 14, 2008	-	$-	16,666,667	$16,667	$43,333	$-	$60,000

Recapitalization	-	-	2,500,000	$2,500	(34,014)	-	(31,514)

Issuance of common stock to officers and directors for services	-	-	925,000	925	276,575	-	277,500

Issuance of common stock for cash	-	-	1,423,346	1,423	425,576	-	426,999

Net loss from February 14, 2008 (inception) to September 30, 2008	-	-	-	-	-	(700,082)	(700,082)

Balance at September 30, 2008			21,515,013	21,515	711,470	(700,082)	32,903

Contributed services					60,000		60,000

Net loss from October 1, 2008 to March 31, 2009	-	-	-	-	-	(345,405)	(345,405)

Balance at March 31, 2009	-	$-	21,515,013	21,515	771,470	(1,045,487)	(252,502)

The accompanying notes are an integral part of these unaudited consolidated financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended March 31, 2009	Cumulative For Period from February 14, 2008 (inception) to March 31, 2008	Cumulative For Period from February 14, 2008 (inception) to March 31, 2009

Cash flows from operating activities:
Net loss	$(345,405)	-	$(1,045,487)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Contributed services	60,000	-	60,000
Stock issued as compensation	-	-	277,500
Impairment expense	-	-	45,944
Changes in operating assets and liabilities:
Prepaid expenses	(97)	-	(90)
Accounts payable	(78,601)	-	(67,342)
Accrued expenses	8,591	-	(22,269)
Due to related parties	166,581	-	320,902

Net cash provided by (used in) operating activities	(188,931)	-	(430,842)

Cash flows from investing activities:
Cash acquired in recapitalization	-	-	105,268

Net cash provided by (used in) investing activities	-	-	105,268

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	-	486,999

Net cash provided by (used in) financing activities	-	-	486,999

Net increase in cash and cash equivalents	(188,931)	-	161,425

Cash and cash equivalents at beginning of period	350,356	-	-

Cash and cash equivalents at end of period	$161,425	-	$161,425

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$105	-	$207
Cash paid during the period for taxes	$-	-	$-

Supplemental disclosure of non- cash investing and financing activities:
Net non-cash assets and (liabilities) assumed in recapitalization	$-	-	$(136,782)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year

The information included in these unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $99,881 and $345,405, for the three and six months ended March 31, 2009, respectively. The Company used cash in operating activities of $188,931 for the six months ended March 31, 2009. The Company had a net loss of $1,045,487 and used cash in operating activities of $430,842 for the period from February 14, 2008 (inception) to March 31, 2009. In addition the Company had a working capital deficit of $252,502 at March 31, 2009. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

Management is attempting to raise additional capital through public or private offerings; acquire a company; or merge with or into another company.

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

Use of Estimates

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the Company’s reported expenses. Significant estimates during the periods presented include the valuation of patents contributed by founders in connection with the Trinterprise acquisition; valuation of subsequent capitalized patent costs, the valuation of stock-based compensation and the valuation of deferred tax assets. These estimates are reasonable in the judgment of the Company’s management.

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

Accounts Receivable

Accounts receivable and customer deposits do not exist at March 31, 2009.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (“FASB”) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There were no common stock equivalents at March 31, 2009 that may dilute future EPS.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

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

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions).  Warrants with such provisions will no longer be recorded in equity.  The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with down-round protection are not considered indexed to a company’s own stock under EITF 07-5, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  The appendix to the Consensus contains an example (example 8) of warrants with down-round provisions that concludes they are not indexed to the company’s owned stock.  A down-round provision may be viewed by some as a form of guarantee provided to the holder of the instrument, which is inconsistent with equity classification.

EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.

There was no accounting effect of the adoption of this standard in January 1, 2009.

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

“Due to related parties” includes deferred compensation due to officers in the amount of $316,250 (see note 4) and in the amount of $10,551. reimbursable travel expenses, miscellaneous fees and expenses, as well as research costs and other amounts paid for by corporate officers or directors on behalf of the Company.

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

Pursuant to the terms of the employment agreements, each of the Executive Chairman, Executive Vice Chairman, Chief Science Officer, Vice President / Corporate Secretary and Chief Financial Officer / Treasurer will be entitled to receive a base salary of $300,000, $150,000, $100,000, $100,000, and $125,000, respectively, in each case subject to review and increase at the Company's Board of Directors' discretion. Pursuant to the terms of the employment agreements, the Company may defer payment of some or all of the compensation to each of the executives until such time as the Company’s financial situation permits payment of such compensation. The Board of Directors and Compensation Committee have approved the deferral of a portion of the cash compensation due to each of the executives such that the total monthly compensation (beginning in July 2008 and ending in December 2008) that is being paid to the Company’s executive officers totals approximately $13,000 per month. A total of approximately $51,600 per month of the executive’s compensation will be deferred until such time as determined by the Company’s Compensation Committee. Effective January 1, 2009 the Company stopped the payment of salaries to its executives through the end of the initial terms of the agreements. The Company’s Chief Financial Officer receives, through his consulting company, a $5,000 per month fee. The Compensation Committee of the Company reserves the right to reassess these payments and adjust the amount to be paid as the financial condition of the Company changes. Each of the executives will also be entitled to receive an annual bonus with a targeted amount of 50% of their respective base salary based on performance criteria established by the Board of Directors. Each of the executives shall be entitled to participate in disability, health, life insurance and other fringe benefit plans or programs offered to all employees of the Company, as well as be entitled to four weeks vacation per year.

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

Effective January 1, 2009 the Company executed amendments to all of its  employment Agreements such that, the CEO,  Executive VP, Chief Science and Technical Officer and Vice President had their agreement amended to reflect that no salaries are accrued or paid to the executives until the end of the initial term of the agreements; the employment agreement of the Company’s CFO was amended such that his salary is replaced by a monthly consulting fee, paid to the CFO’s consulting company, in the amount of $5,000 per month effective until the end of the initial term of his agreement.

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

In accordance with the terms of the Merger Agreement, 4,166,667 Merger Shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise Members may have to the Company. The escrowed Merger Shares will be released on the later ( the "Release Date") of (i) the sixth month anniversary of the Merger Agreement, or (ii) the date of delivery to the Company of executed supply agreements between Polymed and two designated manufacturing facilities in China. The Company will be entitled to receive all or a portion of the escrowed Merger Shares prior to the Release Date in the event the Company is entitled to indemnification under the terms of the Merger Agreement.

As the Trinterprise Members obtained voting and management control of the Company as a result of the Merger, the Merger was accounted for as a recapitalization of Trinterprise. Accordingly, the financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until March 31, 2009. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

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

Contributed Capital

During the quarter ended March 31, 2009, four of the Company’s officers worked for the Company without compensation. Included in Compensation expense is $60,000 of Contributed capital by these four officers. Management believes its estimate of the value of contributed services is reasonable.

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

Upon adoption of the Plan, the Company’s Board of Directors approved the issuance of options to purchase 1,200,000 common shares, subject to stockholder approval of the Plan. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by the Company’s shareholders. As of March 31, 2009 the Plan had not been approved by shareholders, and accordingly, pursuant to SFAS No. 123R, there is no measurement date and no expense for these grants as of March 31, 2009.

Note 7. Concentrations

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At March 31, 2009, there were no bank deposits that exceed federally insured limits. The FDIC insurance limits were temporarily increased to $250,000 per institution through December 31, 2009.

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

There was no income tax expense for period from June 29, 2008 through March 31, 2009 due to the Company’s net losses.

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

Our merger with Trinterprise was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of Trinterprise are reflected as our historical consolidated financial statements. Accordingly, our consolidated financial statements subsequent to the merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of merger) until March 31, 2009. As a result of the merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

We are maintaining our fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

Results of Operation

We did not have any operating revenues from our inception, February 14, 2008 until March 31, 2009. We had a net loss of $99,881 and $345,405 for the three and six months ended March 31, 2009, respectively and had a cumulative net loss of $1,045,487 for the period from February 14, 2008 (inception) to March 31, 2009. We had a working capital deficit of $252,502 at March 31, 2009. We expect to expend cash for operations and technology investments in order to implement our business plan and we do not expect immediate revenues to offset such expenditures.

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

At March 31, 2009, we had $161,425 of cash on hand. As reflected in the accompanying unaudited consolidated financial statements, for the period ended March 31, 2009, we were in the development stage with no operations and we had a net loss of $99,881 and $345,405 for the three and six months ended March 31, 2009, respectively, and we had a net loss of $1,045,487 for the period from February 14, 2008 (inception) to March 31, 2009. The net loss consisted primarily of compensation expense, professional fees and travel expenses. We raised approximately $427,000 in our private offering in the first half of July 2008. We have not yet determined the amount of additional funds we will need to raise to meet our liquidity needs for the coming year. Once we reach that determination, the funds required, if any, will be raised through private and/or public offerings.

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

Effective January 1, 2009 the Company stopped the payment of salaries to its executives and the executives executed amendments to eliminate future salaries under their employment agreements. The Company’s Chief Financial Officer receives, through his consulting company, a $5,000 per month fee.

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

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions).  Warrants with such provisions will no longer be recorded in equity.  The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with down-round protection are not considered indexed to a company’s own stock under EITF 07-5, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.  The appendix to the Consensus contains an example (example 8) of warrants with down-round provisions that concludes they are not indexed to the company’s owned stock.  A down-round provision may be viewed by some as a form of guarantee provided to the holder of the instrument, which is inconsistent with equity classification.

EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.

Since the Company has never issued any warrants, the application of EITF 07-5 is not applicable.

ITEM 3.

NOT REQUIRED

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM.	3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarter ended March 31, 2009.

ITEM	5. OTHER INFORMATION.

None

ITEM	6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ William Zuo
William Zuo
President, Chief Executive Officer

May 15, 2009

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

May 15, 2009