Form 10-Q
period 2009-06-30
InovaChem, Inc.
filed 2009-08-14
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock outstanding ($.001 par value) as of July 31, 2009: 21,515,013 shares.

PART I – FINANCIAL INFORMATION
Item 1.

INOVACHEM, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009
(UNAUDITED)

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$120,540	$350,356
Prepaid expenses	2,562	4,618

Total current assets	123,102	354,974

	$123,102	$354,974

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$67,913	$146,767
Accrued expenses	23,675	15,084
Due to related parties	316,250	160,220

Total current liabilities	407,838	322,071

Total liabilities	407,838	322,071

Commitments and contingencies (Note 4)

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-

Common stock - $0.001 par value; 200,000,000 shares authorized, 21,515,013 shares issued and outstanding	21,515	21,515
Additional paid-in capital	831,470	711,470
Deficit accumulated during development stage	(1,137,721)	(700,082)
Total stockholders' equity	(284,736)	32,903

	$123,102	$354,974

The accompanying notes are an integral part of these unaudited consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
				For Period from	For Period from
				February 14, 2008	February 14, 2008
	Three months ended	Three months ended	Nine months ended	(inception) to	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
Compensation	75,000	279,500	358,572	279,500	860,782
Professional fees	4,499	46,752	13,278	46,752	114,930
Impairment expense	-	-	-	-	45,944
Travel expenses	7,202	-	48,608	-	79,413
Other general and administrative expenses	5,794	-	18,354	-	38,775
Total operating expenses	92,495	326,252	438,812	326,252	1,139,844

Net loss from operations	(92,495)	(326,252)	(438,812)	(326,252)	(1,139,844)

Other income and (expense)
Interest income	360	-	1,479	-	2,534
Interest expense	(99)	-	(306)	-	(411)
Total other income and (expense)	261	-	1,173	-	2,123

Net loss	$(92,234)	$(326,252)	$(437,639)	$(326,252)	$(1,137,721)

Net loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.02)	$(0.06)

Weighted average number of common stock outstanding	21,515,013	16,742,778	21,515,013	16,716,667	20,195,146

The accompanying notes are an integral part of these unaudited consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FROM October 1, 2008 to June 30, 2009 and
FROM February 14, 2008 (INCEPTION) to September 30, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at February 14, 2008	-	$-	16,666,667	$16,667	$43,333	$-	$60,000

Recapitalization	-	-	2,500,000	$2,500	(34,014)	-	(31,514)

Issuance of common stock to officers and directors for services	-	-	925,000	925	276,575	-	277,500

Issuance of common stock for cash	-	-	1,423,346	1,423	425,576	-	426,999

Net loss from February 14, 2008 (inception) to September 30, 2008	-	-	-	-	-	(700,082)	(700,082)

Balance at September 30, 2008			21,515,013	21,515	711,470	(700,082)	32,903

Contributed services					120,000		120,000

Net loss from October 1, 2008 to June 30, 2009	-	-	-	-	-	(437,639)	(437,639)

Balance at June 30, 2009	-	$-	21,515,013	21,515	831,470	(1,137,721)	(284,736)

The accompanying notes are an integral part of these unaudited consolidated financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative For
		For Period from	Period from
		February 14,	February 14,
	For Nine Months	2008	2008
	Ended June 30,	(inception) to	(inception) to
	2009	June 30, 2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(437,639)	$(326,252)	$(1,137,721)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Contributed services	120,000	-	120,000
Stock issued as compensation	-	277,500	277,500
Impairment expense	-	-	45,944
Changes in operating assets and liabilities:
Prepaid expenses	2,056	-	2,063
Accounts payable	(78,854)	-	(67,595)
Accrued expenses	8,591	-	(22,269)
Due to related parties	156,030	-	310,351

Net cash provided by (used in)
operating activities	(229,816)	(48,752)	(471,727)

Cash flows from investing activities:
Cash acquired in recapitalization	-	105,268	105,268

Net cash provided by (used in)	-	-	-
investing activities	-	105,268	105,268

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	60,000	486,999

Net cash provided by (used in)	-	-	-
financing activities	-	60,000	486,999

Net increase in cash and cash equivalents	(229,816)	116,516	120,540

Cash and cash equivalents at beginning of period	350,356	-	-

Cash and cash equivalents at end of period	$120,540	$116,516	$120,540

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$306	$-	$411
Cash paid during the period for taxes	$-	$-	$-

Supplemental disclosure of non- cash investing and financing activities:

Net non-cash assets and (liabilities) assumed in recapitalization	$-	$(136,782)	$(136,782)

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $92,234 and $437,639, for the three and nine months ended June 30, 2009, respectively a net loss of $326,252 for both the three months ended June 30, 2008 and for the period from February 14, 2008 (inception) to June 30, 2008, respectively. The Company used cash in operating activities of $229,816 for the nine months ended June 30, 2009. The Company had a net loss of $1,137,721 and used cash in operating activities of $471,727 for the period from February 14, 2008 (inception) to June 30, 2009. In addition the Company had a working capital deficit of $284,736 at June 30, 2009. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

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

Accounts Receivable

Accounts receivable and customer deposits do not exist at June 30, 2009.

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

 Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (“FASB”) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There were no common stock equivalents at June 30, 2009 that may dilute future EPS.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements ”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

“Due to related parties” includes deferred compensation due to officers in the amount of $316,250 (see note 4).

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

As the Trinterprise Members obtained voting and management control of the Company as a result of the Merger, the Merger was accounted for as a recapitalization of Trinterprise. Accordingly, the financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until June 30, 2009. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

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

In June 2008, certain patent applications were assigned to Trinterprise from certain controlled affiliates of the founders of Trinterprise. Pursuant to Staff Accounting Bulletin Topic 5(G), "Transfers of Nonmonetary Assets by Promoters or Shareholders" , the patent applications of Trinterprise were acquired by the Company at their historical cost basis of $0 as determined under generally accepted accounting principles and therefore there was no accounting effect of the assignment.

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

Contributed Capital

During the quarter and nine months ended June 30, 2009, four of the Company’s officers worked for the Company without compensation. Included in Compensation expense is $60,000 and $120,000 respectively for these periods, of contributed capital by these four officers. Management believes its estimate of the value of contributed services is reasonable.

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

Upon adoption of the Plan, the Company’s Board of Directors approved the issuance of options to purchase 1,200,000 common shares, subject to stockholder approval of the Plan. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by the Company’s shareholders. As of June 30, 2009 the Plan had not been approved by shareholders, and accordingly, pursuant to SFAS No. 123R, there is no measurement date and no expense for these grants as of June 30, 2009.

Note 7. Concentrations

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At June 30, 2009, there were no bank deposits that exceed federally insured limits. The FDIC insurance limits were temporarily increased to $250,000 per institution through December 31, 2013.

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

There was no income tax expense for period from June 29, 2008 through June 30, 2009 due to the Company’s net losses.

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

Our merger with Trinterprise was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of Trinterprise are reflected as our historical consolidated financial statements. Accordingly, our consolidated financial statements subsequent to the merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of merger) until June 30, 2009. As a result of the merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

We are maintaining our fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

Results of Operation

We did not have any operating revenues from our inception, February 14, 2008 until June 30, 2009. We had a net loss of $92,234 and $437,639 for the three and nine months ended June 30, 2009, respectively, a net loss of $326,252 for both the three months ended June 30, 2008 and for the period from February 14, 2008 (inception) to June 30, 2008, respectively. We had a cumulative net loss of $1,137,721 for the period from February 14, 2008 (inception) to June 30, 2009. We had a working capital deficit of $284,736 at June 30, 2009. We expect to expend cash for operations and technology investments in order to implement our business plan and we do not expect immediate revenues to offset such expenditures.

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

At June 30, 2009, we had $120,540 of cash on hand. As reflected in the accompanying unaudited consolidated financial statements, for the period ended June 30, 2009, we were in the development stage with no operations and we had a net loss of $92,234 and $437,639 for the three and nine months ended June 30, 2009, respectively, a net loss of $326,252 for both the three months ended June 30, 2008 and for the period from February 14, 2008 (inception) to June 30, 2008, respectively. We had a cumulative net loss of $1,137,721 for the period from February 14, 2008 (inception) to June 30, 2009. The net loss consisted primarily of compensation expense, professional fees and travel expenses. We raised approximately $427,000 in our private offering in the first half of July 2008. We have not yet determined the amount of additional funds we will need to raise to meet our liquidity needs for the coming year. Once we reach that determination, the funds required, if any, will be raised through private and/or public offerings.

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements ”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

ITEM 3.

NOT REQUIRED

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the nine months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarter ended June 30, 2009.

ITEM 5.            OTHER INFORMATION.

None

ITEM 6.            EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ William Zuo
William Zuo
President, Chief Executive Officer

August 14, 2009

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

August 14, 2009