Form 10-K
period 2009-09-30
InovaChem, Inc.
filed 2010-01-13
CIK 1415603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

or

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
☐ Yes                      ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   ☒ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $417,004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,515,013 shares of common stock, $0.001 par value, were outstanding on January 11, 2010.

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

InovaChem, Inc.
FORM 10-K

PART I
ITEM 1. BUSINESS

History

We are an early stage research, development and manufacturing company. Our strategic plan during the past fiscal year was to reduce the cost of manufacture of food, pharmaceutical and other products through the utilization of new technologies. We had hoped to obtain these technologies through their purchase, acquisition or in-house development.

Proposed Merger

On November 9, 2009, we entered into a letter of intent with NuGen Mobility, Inc., a Delaware corporation based in Ashburn, Virginia (“NuGen”),  relating to our proposed acquisition of NuGen for approximately 80% of our capital stock on a fully-diluted basis. NuGen is engaged in the development, manufacture and marketing of  permanent magnet electric motors, powertrain technology and related electric controls.  Consummation of the contemplated transaction is subject to the negotiation and execution of a mutually satisfactory definitive share exchange agreement or merger agreement (the “Definitive Agreement”), setting forth the specific terms and conditions of the transaction.  The execution of the Definitive Agreement is subject to the consummation of a private placement of no less than $1,000,000, approval by our board of directors and the board of directors of NuGen, approval by the shareholders of NuGen, and the completion by us of a satisfactory review of the legal, financial and business condition of NuGen, including the receipt of NuGen’s financial statements audited in accordance with applicable SEC rules.  We and NuGen are obligated to use our reasonable best efforts to negotiate in good faith the Definitive Agreement, which will contain, among other standard terms and conditions, representations, warranties, covenants, indemnities and other provisions customary in transactions of this nature, including without limitation, representations and warranties as to the condition of the title held to the assets of NuGen, the financial statements of NuGen, the payment of taxes and contingent liabilities. Any necessary third-party consents shall be obtained prior to consummation of the transaction, including but not limited to any consents required to be obtained from NuGen lenders, creditors, vendors and lessors. If and when the proposed merger with NuGen is consummated, we would assume NuGen’s business as our sole line of business.

Description of Business

We were incorporated in the state of Delaware on September 27, 2007, and we were formerly named Expedite 1, Inc. We changed our name to InovaChem, Inc. on February 11, 2008, after Exchequer, Inc. purchased all of the outstanding shares of our common stock from our original sole stockholder. On June 28, 2008, InovaChem Mergerco, LLC a Texas limited liability company and our wholly owned subsidiary merged with and into Trinterprise LLC, a Texas limited liability company (“Trinterprise”) with Trinterprise surviving the merger. As a result of the Merger, we acquired the rights in and to three patent applications of Trinterprise, and Trinterprise became our wholly owned subsidiary. This transaction was treated as a recapitalization of Trinterprise. We maintained our fiscal year end of September 30, which was the historical fiscal year end of Inovachem, Inc. and Trinterprise.

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

In accordance with the terms of the merger agreement, 4,166,667 merger shares were placed in escrow to satisfy certain indemnity obligations the Trinterprise members have to us. The escrowed merger shares will be released on the later of (i) the sixth month anniversary of the merger agreement, and (ii) the date of delivery to us of executed supply agreements between Polymed and two designated manufacturing facilities in China. We will be entitled to receive all or a portion of the escrowed merger shares prior to the Release Date in the event we are entitled to indemnification under the terms of the Merger Agreement. Such merger shares have not been released from escrow since supply agreements between Polymed and two designated manufacturing facilities in China have not as yet been delivered to us. In the proposed merger with NuGen described above, these shares currently held in escrow will be canceled and returned to us.

As the Trinterprise members obtained voting and management control of us as a result of the merger, the merger was accounted for as a recapitalization of Trinterprise. Accordingly, our financial statements subsequent to the merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of merger) until September 30, 2009. As a result of the merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

Due to, the slowdown in the global economy and our lack of capital, among other reasons, we did not commence production.

Proposed Sucralose Production

In connection with the Trinterprise merger, we entered into a supply agreement with Polymed with respect to the production of sucralose in accordance with the patent applications.

Polymed has advised us that it intends to subcontract its manufacturing obligations under the supply agreement by negotiating and entering into manufacturing contracts with each of Runkang, and Chongqing, which are Chinese manufacturers.  The contracts with the Chinese manufacturers have not yet been executed. We also did not expend funds on research and development of our products and have delayed our plans to do so due to, among other reasons, the poor economy.

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

Competition

Our main competitors for the production and sale of sucralose are Tate & Lyle, a U.K. based multi-national agri-business, McNeil Nutritionals, LLC, a division of Johnson & Johnson, each of which manufactured and/or distributed sucralose under the Splenda® brand name, and JK Sucralose Inc. Tate & Lyle and McNeil Nutritionals are each well established and capitalized companies that have been manufacturing and distributing sucralose for several years. At present, Tate & Lyle manufactures sucralose at a plant located in McIntosh, Alabama, with plans for additional capacity at a plant it is constructing in Jurong, Singapore and supplies Mcneil Nutritionals with sucralose. JK Sucralose Inc. is located in the Economical Developing Area of Yangcheng, Jiangsu Province near Shanghai.  JK Sucralose Inc. is the largest sucralose manufacturer in China with sales offices and customer service in China, USA and Europe. JK Sucralose Inc. is one of the largest sucralose suppliers in the world with the majority of its sucralose being exported to the United States and Europe to be used both the food and pharmaceutical industries.

Our Business Strategy

Our business strategy was to manufacture and develop sucralose and sucralose based products at cost effective prices that drive cash flow and create value. By capitalizing on the strength of our flexible production capabilities and growing demand for sucralose and sucralose based products, we believe we will be well positioned to achieve steady revenue growth and stable cash flows through identifiable near-term initiatives, including:

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

Employees

We currently have no employees. Effective as of January 1, 2009, we ceased paying salaries to our CEO, Executive VP, Chief Science Officer and VP and have continued paying our CFO through payments to his consulting firm.

Government Approvals and Regulations

We may be subject to various international, federal, state and local laws and regulations with respect to the manufacturing, packaging and selling of sucralose.  We will not be able to identify the specific types of regulations to which we will be subject until we create a more detailed marketing plan.   If we sell our products to manufacturers of food products, who will use our product as an ingredient in their product, regulations will vary depending upon the geographic locations of the manufacturer purchasers of our products and the geographic locations in which the ultimate consumers of their products reside.  If we sell our products directly into the retail market, we may also be subject to packaging laws in the jurisdictions in which we distribute our products.  There may be other types of laws to which we will be subject of which we are not yet aware and which we will research once we prepare a detailed marketing plan and are ready to commence operations. We have not yet evaluated other laws, including environmental laws, with which we may be required to comply or determined the cost and effect of compliance with such laws.

Marketing and Sales

As an early stage company, we currently have no production, sales, marketing or distribution capabilities. In general, we will be dependent on our customers for the production, sales, marketing, distribution and other aspects of the commercialization of the products of which our products are one ingredient, when developed. Our intent is to initially sell our products to major food ingredient suppliers, food producers, or pharmaceutical companies. We intend to distribute our products through major distributors of similar products. We may develop a more detailed marketing and sales plan once the economy improves.

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

Going Concern

As reflected in the accompanying audited consolidated financial statements, we had a net loss of $562,255 and used cash in operating activities of $294,941 for the fiscal year ending September 30, 2009.

As noted in the report of our auditors for our financial statements for our fiscal year ended September 30, 2009, these matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management intends to attempt to raise additional capital through public or private offerings; acquire a company; or merge with or into another company

ITEM 1A. RISK FACTORS

Not Required

ITEM 1 B. UNRESOLVED STAFF COMMENTS

Not Required.

ITEM 2. PROPERTIES

Our executive offices are located at 3040 Post Oak Boulevard, Suite 1110, Houston, Texas 77056.  We currently use two offices at this location that are leased by a party related to two of our executive officers. We occupy these offices at no cost to us on an informal unwritten month to month basis and could be asked to vacate these offices at any time.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended September 30, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for our common stock. There are approximately 56 holders of our common stock as of January 11, 2010.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2009, the Company had no  shares of common stock subject to any outstanding awards or available for future awards under equity compensation plans. The 2008 Stock Option Plan, which was adopted by the Board on June 30, 2008, specifically provided for its effectiveness within 12 months of its adoption by vote of the shareholders; as of September 30, 2009 the shareholders did not vote to adopt or reject the option plan. Accordingly, the 2008 Stock Option Plan is no longer effective and any previous options granted thereunder are null and void.

Purchases of equity securities by the issuer and affiliated purchasers

None.

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

General

We are an early stage research, development and manufacturing company. Our strategic plan was to reduce the cost of manufacture of food, pharmaceutical and other products, including sucralose, through the utilization of new technologies. We intended to obtain these technologies through their purchase, acquisition or in-house development.

If and when the proposed merger with NuGen is consummated, we would assume NuGen’s business as our sole line of business.

Results of Operation

We did not have any operating revenues since our inception, February 14, 2008 until September 30, 2009. We had a net loss of $1,262,337 for the period from February 14, 2008 (inception) through September 30, 2009, and had a working capital deficit of $349,352 at September 30, 2009. The net loss consisted primarily of compensation expense, professional fees and travel expenses.   In fiscal 2010 we expect to expend cash for operations and technology investments in order to implement the business of NuGen and we do not expect immediate revenues to offset such expenditures.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders. Our principal use of funds has been for general and administrative expenses, relating to legal, travel and start-up expenses. We expect to rely upon our equity financings, as well as possible future equity financings, to implement our business plan. We do not believe that we can implement our business plan without raising additional capital. We have not yet determined how much additional capital we will require and will not know until we complete our business plan which we do not plan to do until the economy improves.

At September 30, 2009, we had $55,415 of cash on hand. As reflected in the accompanying consolidated financial statements, for the period ended September 30, 2009, we were in the development stage with no operations and we had a net loss of $562,255. The net loss consisted primarily of compensation expense, professional fees, impairment expense and travel expenses. We raised approximately $427,000 in our private offering in the first half of July 2008. We have not yet determined the amount of additional funds we will need to raise to meet our liquidity needs for the coming year. Once we reach that determination, the funds required, if any, will be raised through private and/or public offerings.

Proposed Merger

On November 9, 2009, we entered into a letter of intent with NuGen Mobility, Inc., a Delaware corporation based in Ashburn, Virginia (“NuGen”),  relating to our proposed acquisition of NuGen for approximately 80% of our capital stock on a fully-diluted basis. NuGen is engaged in the development, manufacture and marketing of  permanent magnet electric motors, powertrain technology and related electric controls.  Consummation of the contemplated transaction is subject to the negotiation and execution of a mutually satisfactory definitive share exchange agreement or merger agreement (the “Definitive Agreement”), setting forth the specific terms and conditions of the transaction.  The execution of the Definitive Agreement is subject to the consummation of a private placement of no less than $1,000,000, approval by our board of directors and the board of directors of NuGen, approval by the shareholders of NuGen, and the completion by us of a satisfactory review of the legal, financial and business condition of NuGen, including the receipt of NuGen’s financial statements audited in accordance with applicable SEC rules.  We and NuGen are obligated to use our reasonable best efforts to negotiate in good faith the Definitive Agreement, which will contain, among other standard terms and conditions, representations, warranties, covenants, indemnities and other provisions customary in transactions of this nature, including without limitation, representations and warranties as to the condition of the title held to the assets of NuGen, the financial statements of NuGen, the payment of taxes and contingent liabilities. Any necessary third-party consents shall be obtained prior to consummation of the transaction, including but not limited to any consents required to be obtained from NuGen lenders, creditors, vendors and lessors. If and when the proposed merger with NuGen is consummated, we would assume NuGen’s business as our sole line of business.

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

Our business plan currently anticipates that we will consummate the reverse merger with NuGen and then be engaged in the development, manufacture and marketing of  permanent magnet electric motors, powertrain technology and related electric controls. Although we are unable at present to estimate the funds we will require to purchase and/or acquire these products and technologies, management expects that we will need to raise additional funds through the sale of common stock if and when we pursue this aspect of our business plan. There can be no assurance that we will be able to raise such funds if and when we wish to do so. We do not plan to pursue this aspect of our business plan during our current fiscal year.

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

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

At inception, the Company implemented ASC 718, “Share-Based Payment” which requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Off Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 to F-16 appearing at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 28, 2009 the Board of Directors of the Company approved the dismissal of Salberg & Company, P.A. (“SalbergCo”) as the Company’s principal independent registered public accountants. SalbergCo was the independent registered public accounting firm for the Company’s financial statement periods from February 11, 2008 (inception) to September 30, 2008 and for the interim periods since then. The report of SalbergCo’s on the Company’s financial statements from February 11, 2008 (inception)  to September 30, 2008 did not, (a) contain an adverse opinion or disclaimer of opinion, (b) was not modified as to uncertainty, audit scope, or accounting principles, except that there was an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern,   or (c) did not contain any disagreements on any matters of accounting principles or practices financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SalbergCo would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-K occurred during the period in which SalbergCo served as the Company’s principal independent accountants.

The Company engaged Webb & Company, P.A. of Boynton Beach, Florida, as its principal independent registered public accountants as of December 28, 2009. The Company did not consult with Webb & Company, P.A.  regarding either  the application of accounting principles to a specific transaction, either completed or proposed, or  the type of audit opinion that might be rendered  on the Company’s financial statements. Neither a written report nor oral advice was provided to the Company by Webb & Company, P.A. that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and the Company did not consult Webb & Company, P.A. regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K and related instructions.

ITEM 9A(T). CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of September 30, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of September 30, 2009.

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting ..  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name	Age	Title

William Zuo, PhD.	48	Director, Chairman and Chief Executive Officer

Henry Toh	52	Director, Vice-Chairman and Executive Vice President of Corporate Development

Shao Jun Xu, PhD.	45	Chief Science and Technical Officer

Xiaojing Li	60	Director, Vice President and Corporate Secretary

Alan Pritzker	55	Chief Financial Officer and Treasurer

Michael Kleinman, M.D	53	Director

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

Based solely on a review of Forms 3 and 4, and amendments thereto during fiscal 2009, all filing requirements applicable to our directors and officers who are subject to Section 16(a) were complied with, particularly since the options granted to our officers and directors had no force and effect until and unless shareholder approval was obtain on the 2008 Stock Option Plan and no such approval was ever obtained.

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

Audit Committee. The sole member of our audit committee is Dr. Michael Kleinman. The audit committee’s functions include overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the selection and qualifications of our independent registered public accounting firm, and the performance of our internal audit function and controls regarding finance, accounting, legal compliance and ethics that management and our board of directors have established. In this oversight capacity, the audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered accounting firm, including any recommendations to improve the system of accounting and internal controls. The audit committee is comprised of outside directors who are not officers or employees of us or our subsidiaries. In the opinion of the board of directors, Dr. Kleinman is “independent” as that term is defined in the rules and regulations of the FINRA and the SEC.

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

Code of Ethics

We have not adopted a code of ethics to date due to our relatively small size but intend to do so in the future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the fiscal 2009 and 2008 compensation earned by our principal executive officer (“Named Executive Officer”) No other executive officer earned compensation in excess of $100,000 during our fiscal years  ended as of September 30, 2009 and 2008:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Zuo,	2009	75,000	0	0	0	0	0	0	75,000
Chairman and CEO	2008	75,000(1)	0	90,000(2)	0	0	0	0	165,000

1.
Represents accrual of salary for the period February 14, 2008, our inception, through September 30, 2008. Pursuant to the terms of the employment agreement, Mr. Zuo was entitled to receive a base salary of $300,000, subject to review and increase at our board of directors' discretion. We elected to defer payment of some or all of the compensation to our Chairman and our other executives until such time as our financial situation permits payment of such compensation. The total cash amount paid to our Chairman and CEO in each of fiscal 2009 and fiscal 2008 was $11,250. Beginning January 1, 2009, we stopped paying and accruing salaries to all of its officers.

2.	Pursuant to the employment agreements entered into with Mr. Zuo, we issued 300,000 shares of common stock which were valued by us at $0.30 per share.
Mr. Zuo was entitled to 300,000options to purchase shares of our common stock pursuant to the 2008 Stock Option Plan, but no options ever vested and any issued options terminated as a result of not receiving shareholder approval for the adoption of such plan

As of September 30, 2009, the Company had no outstanding equity awards.

Restricted Stock Grants

In June 2008 we granted, pursuant to the employment agreements we entered into with our officers and pursuant to our arrangement with our directors, 925,000 shares of our common stock to our officers and directors valued at the contemporaneous private offering price of $.30 per share. As the shares were fully vested on the grant date, a total of $277, 500 was charged to compensation expense in the fiscal year ended September 30, 2008.
No shares were issued to any of our officers or directors in Fiscal 2009.

Employment Agreements and Potential Payout upon Termination or Change in Control

The following section describes the terms of employment agreements between us and certain of our executive officers. This section also describes payments that would be made to certain of these executive officers as a result of (i) a termination of the executive’s service due to death or disability, (ii) the executive’s termination without “cause,” or (iii) the termination of the executive’s service if a “change in control” occurs either because we terminate the executive without “cause” or because the executive quits for “good reason.” In quantifying the amounts we would pay to each executive under each of these circumstances, we have assumed that the executive’s termination of service occurred on September 30, 2009, the last day of our fiscal year.

It is contemplated that if we close the reverse merger with NuGen, the following employment agreements will either  be terminated or amended.

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

The agreement provides for an annual salary of $300,000. Mr. Zuo is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Zuo’s base salary, although the actual bonus may be higher or lower. Mr. Zuo received a stock grant of 300,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008 pursuant to the Plan. The shares will not actually vest until the stock option plan is approved by our shareholders. As of September 30, 2009 the Plan had not been approved by shareholders.

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

If we had terminated Mr. Zuo’s employment with us without “cause” on September 30, 2009, we would pay to Mr. Zuo $25,000 per month over the twenty seven month period following the termination date.

Mr. Henry Toh

On June 28, 2008, we entered into an employment agreement with Mr. Henry Toh pursuant to which Mr. Toh agreed to serve as Executive Vice President of Corporate Development of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Mr. Toh within 90 days prior to the expiration of this agreement. Mr. Toh’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Toh’s compensation will begin to be paid at a percentage and time in keeping with our financial situation .The following calculations are done assuming Mr. Toh would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $150,000. Mr. Toh is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Toh’s base salary, although the actual bonus may be higher or lower. Mr. Toh received a stock grant of 150,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 150,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008 pursuant to the Plan. The shares will not actually vest until the stock option plan is approved by our shareholders. As of September 30, 2009 the Plan had not been approved by shareholders.

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

If we had terminated Mr. Toh’s employment with us without “cause” on September 30, 2009, we would pay to Mr. Toh $12,500 per month over the three month period following the termination date.

Mr. Shao Xun Xu

On June 28, 2008, we entered into an employment agreement with Mr. Shao Xun Xu pursuant to which Mr. Xu agreed to serve as Chief Science Officer of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Mr. Xu within 90 days prior to the expiration of this agreement. Mr. Xu’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Xu’s compensation will begin to be paid at a percentage and time in keeping with our financial situation . The following calculations are done assuming Mr. Xu would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $100,000. Mr. Xu is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Xu’s base salary, although the actual bonus may be higher or lower. Mr. Xu received a stock grant of 100,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008 pursuant to thePlan. The shares will not actually vest until the Plan is approved by our shareholders. As of September 30, 2009 the stock option plan had not been approved by shareholders.

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

If we had terminated Mr. Xu’s employment with us without “cause” on September 30, 2009, we would pay to Mr. Xu $8,333 per month over the three month period following the termination date.

Ms. Xiaojing Li

On June 28, 2008, we entered into an employment agreement with Ms. Xiaojing Li pursuant to which Ms. Li agreed to serve as Vice President and Corporate Secretary of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Ms. Li within 90 days prior to the expiration of this agreement. Ms. Li’s agreement provides that it she will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Ms. Li’s compensation will begin to be paid at a percentage and time in keeping with our financial situation. The following calculations are done assuming Ms. Li would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $100,000. Ms. Li is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Ms. Li’s base salary, although the actual bonus may be higher or lower. Ms. Li received a stock grant of 100,000 shares of our common stock upon signing the agreement and she was granted a ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008 pursuant to thePlan. The shares will not actually vest until the stock option plan is approved by our shareholders. As of September 30, 2009 the Plan had not been approved by shareholders.

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

If we had terminated Ms. Li’s employment with us without “cause” on September 30, 2009, we would pay to Ms. Li $8,333 per month over the twenty seven month period following the termination date.

Mr. Alan Pritzker

On June 28, 2008, we entered into an employment agreement with Mr. Alan Pritzker pursuant to which Mr. Pritzker agreed to serve as Chief Financial Officer of InovaChem, Inc. for an initial term ending December 31, 2009, which automatically renews for an additional one-year term unless we notify Mr. Pritzker within 90 days prior to the expiration of this agreement. Mr. Pritzker’s agreement provides that he will be entitled to compensation following the completion of our private offering of securities (July 2008). Additionally, at the sole discretion of the board Mr. Pritzker’s compensation will begin to be paid at a percentage and time in keeping with our financial situation. The following calculations are done assuming Mr. Pritzker would be paid his full salary per the terms of the agreement.

The agreement provides for an annual salary of $125,000. Mr. Pritzker is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the compensation committee of the board of directors, based primarily on criteria established by our compensation committee. The targeted amount of the annual bonus shall be 50% of Mr. Pritzker’s base salary, although the actual bonus may be higher or lower. Mr. Pritzker received a stock grant of 100,000 shares of our common stock upon signing the agreement and he was granted a ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.45 per share, which vests in twelve equal quarterly installments commencing June 30, 2008 pursuant to the Plan. The shares will not actually vest until the stock option plan is approved by our shareholders. As of September 30, 2009 the Plan had not been approved by shareholders.

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

If we had terminated Mr. Pritzker’s employment with us without “cause” on September 30, 2009, we would pay to Mr. Pritzker $10,417 per month over the three month period following the termination date.

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

On January 1, 2009, we entered into agreements with our executive officers which amended their employment agreements to provide that effective January 1, 2009, we ceased paying salaries to such executives. Included in the agreement with Mr. Pritzker, was a consulting arrangement with North Point Consultants, Inc., an entity owned by Alan Pritzker, whereby, in lieu of salary under his employment agreement, we pay to North Point Consultants, Inc. $5,000 per month for Mr. Pritzker’s services as our chief financial officer.

Retirement Plans

At present we do not provide executive officers with any retirement or pension plans. We may institute these plans in the future.

Perquisites and Other Personal Benefits

At present we do not provide executive officers with perquisites and other personal benefits. We may institute perquisites and other personal benefits for our officers in the future.

Policy on Deductibility of Compensation Expense

Internal Revenue Service rules do not permit us to deduct certain compensation paid to certain executive officers in excess of $1 million, except to the extent such excess constitutes performance-based compensation. The Compensation Committee considers that its primary goal is to design compensation strategies that further the best interests of us and our shareholders. To the extent not inconsistent with that goal, the Compensation Committee attempts to use compensation policies and programs that preserve the tax deductibility of compensation expenses. For fiscal 2009, we met all the requirements to deduct all compensation.

Accounting for Stock-Based Compensation

Beginning on February 14, 2008, our date of inception, we began accounting for stock-based payments, including awards under our 2008 Stock Option Plan, in accordance with the requirements of ASC 718 “Share Based Payment”.

Director Compensation

We did not pay any compensation to our directors in fiscal 2009 for serving in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of January 11, 2010 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, our Named Executive Officer and each of our directors, and all of our executive officers and directors as a group.

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

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to the shares of common stock and the address for the current officers and directors is c/o Inovachem, Inc., c/o Polymed Therapeutics, Inc.,3040 Post Oak Boulevard, Suite 1110,Houston, Texas 77056.

	Number of Shares of Common		Percentage
Name of Beneficial Owner	Stock Beneficially Owned		of Ownership
			(1)
William Zuo	6,216,667	(2)	28.89%
Xiaojing Li	6,016,667	(3)	27.96%
Shao Xun Xu	3,433,333	(4)	15.96%
Henry Toh	1,816,667	(5)	8.44%
Alan Pritzker	116,667	(6)	*
Michael Kleinman	66,667	(7)	*
All directors and executive
officers as a group (6 persons)	17,666,668		82.11%

Exchequer, Inc.	1,000,000	(8)	4.65%

* Less than 1%

(1) Calculated based on 21,515,013 shares of common stock outstanding as of January 11, 2010.

(2) Includes 500,000 shares of common stock purchased by Mr. Zuo, directly from us 5,416,667 shares of common stock acquired by Mr. Zuo as consideration for his membership interest in Trinterprise and 300,000 shares of common stock granted to Mr. Zuo pursuant to his employment agreement.

(3) Includes 500,000 shares of common stock purchased by Ms. Li, directly from us 5,416,667 shares of common stock acquired by Ms. Li as consideration for her membership interest in Trinterprise and 100,000 shares of common stock granted to Ms. Li pursuant to her employment agreement

(4) Includes 3,333,333 shares of common stock acquired by Mr. Xu as consideration for his membership interest in Trinterprise and 100,000 shares of common stock granted to Mr. Xu pursuant to his employment agreement.

(5) Includes 1,666,667 shares of common stock acquired by Mr. Toh as consideration for his membership interest in Trinterprise and 150,000 shares of common stock granted to Mr. Toh pursuant to his employment agreement. Mr. Toh is an executive officer of Exchequer, Inc., however, he has no voting or investment power with respect to the shares of common stock owned by Exchequer, and disclaims beneficial ownership of such shares of common stock.

(6) Includes 16,667 shares of common stock purchased by Mr. Pritzker, directly from us and 100,000 shares of common stock granted to Mr. Pritzker pursuant to his employment agreement.

(7) Includes 16,667 shares of common stock purchased by Dr. Kleinman, directly from us and 50,000 shares of common stock granted to Dr. Kleinman in connection with his appointment as a director.

(8) Mr. Toh is an executive officer of Exchequer, however, he has no voting or investment power with respect to the shares of common stock owned by Exchequer, and disclaims beneficial ownership of such shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We currently use two offices in Houston, TX that are leased by a party related to William Zuo, our Chairman and Chief Executive Officer, and Ms. Xiaojing Li, our Vice President. We occupy these offices at no cost to us on an informal unwritten month to month basis and could be asked to vacate these offices at any time.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do believe that Dr. Kleinman currently meets the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of interim quarterly financial statements for the fiscal year ended September 30, 2009 and 2008 were $16,500 and $26,500, respectively.

Audit Related Fees

We incurred fees during the last two fiscal years ended September 30, 2009 and 2008 by our principal accountant for the performance of audit related services or other audit related consulting. Fees of $0 and $11,000 were incurred related to the Audit of our subsidiary, Trinterprise, LLC.

Tax Fees

We did not incur any fees during the last two fiscal years for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

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

During fiscal 2009, our Audit Committee pre-approved all audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15.  EXHIBITS

(a)   Financial Statements and Financial Statement Schedules:

The following documents are filed as part of the report:

  (1)   See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed herein.

  (2)   All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

  (3)   See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b) Exhibits
Exhibits #	Description

2.1
Merger Agreement and Plan of Reorganization dated June 28, 2008, by and among InovaChem, Inc, InovaChem Mergerco, LLC, Trinterprise LLC, William W. Zuo, Xiaojing Li, Shao Jun Xu, Henry Toh, and Lu Yiu (4)

2.2	Articles of Amendment to Articles of Incorporation (2)
2.3	Amended and Restated Bylaws (2)
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
10.1	Employment Agreement dated June 30, 2008 between the Company and William Zuo (5)
10.2	Employment Agreement dated June 30, 2008 between the Company and Henry Toh (5)
10.3	Employment Agreement dated June 30, 2008 between the Company and Xiaojing Li (5)
10.4	Employment Agreement dated June 30, 2008 between the Company and Alan Pritzker (5)
10.5	Employment Agreement dated June 30, 2008 between the Company and Shao Jun Xu (5)
10.6	Supply Agreement dated June 28, 2008 between InovaChem Inc., and Polymed Therapeutics Inc., (5)
10.7	2008 Stock Option Plan (5)
10.8	Amendment #1 dated January 1, 2009 to Employment Agreement between the Company and William Zuo
10.9	Amendment #1 dated January 1, 2009 to Employment Agreement between the Company and Henry Toh
10.10	Amendment #1 dated January 1, 2009 to Employment Agreement between the Company and Xiaojing Li
10.11	Amendment #1 dated January 1, 2009 to Employment Agreement between the Company and Shao Xun Xu
10.12	Amendment #1 dated January 1, 2009 to Employment Agreement between the Company and Alan Pritzker
10.13	Letter of Intent, dated November __, 2009 with NuGen Mobility, Inc.
16.1	Letter from Gately & Associates, LLC (3)
16.2	Letter from Salberg & Company, P.A. (6)
31.1              Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-SB filed with the SEC on October 22, 2008
(2)	Filed as an exhibit to the Form 8-K filed with the SEC on February 14, 2008
(3)	Filed as an exhibit to the Form 8-K filed with the SEC on May 2, 2008
(4)	Filed as an exhibit to the Form 8-K filed with the SEC on July 7, 2008
(5)	Filed as an exhibit to the Form 10-Q filed with the SEC on August 14, 2008
(6)	Filed as an exhibit to the Form 8-K filed with the SEC on December 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ William Zuo
William Zuo
President, Chief Executive Officer (principal executive officer)

January 13, 2009

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer (principal financial and accounting officer)

January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on  behalf of the registrant and in the capacities and on the dates indicated..

SIGNATURE	TITLE	DATE

/s/ William Zuo	Chairman, Chief Executive	January 13, 2009
William Zuo	Officer and a Director
(Principal Executive Officer)

/s/ Alan Pritzker	Chief Financial Officer	January 13, 2009
Alan Pritzker	(Principal Financial and
Accounting Officer)

/s/ Henry Toh	Executive Vice President of	January 13, 2009
Henry Toh	Corporate Development and
A Director

/s/ Xiaojing Li	Executive Vice President of	January 13, 2009
Xiaojing Li	Corporate Development and
A Director
/s/ Michael Kleinman	Director	January 13, 2009
Michael Kleinman

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)

September 30, 2009

Table of Contents

FINANCIAL STATEMENTS	Page #

Reports of Independent Registered Public Accounting Firms	F – 1

Consolidated Balance Sheets	F – 3

Consolidated Statements of Operations	F – 4

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)	F – 5

Consolidated Statements of Cash Flows	F – 6

Notes to Consolidated Financial Statements	F – 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Inovachem, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Inovachem, Inc. (A Development Stage Company) (the “Company”) as of September 30, 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and the period from February 14, 2008 (inception) to September 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period from February 14, 2008 (Inception) through September 30, 2008, were audited by other auditors whose report dated January 6, 2009 expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Inovachem, Inc. (A Development Stage Company) as of September 30, 2009 and the results of its operations and its cash flows for the year then ended and the period from February 14, 2008 (inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $562,255 and used cash from operations of $294,941 for the Fiscal Year ended September 30, 2009.  In addition, the Company is in the development stage with no revenues.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

January 8, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

    Inovachem, Inc.

We have audited the accompanying consolidated balance sheet of Inovachem, Inc. and Subsidiary (a development stage company) as of September 30, 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from February 14, 2008 (inception) to September 30, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inovachem, Inc. and Subsidiary (a development stage company) as of September 30, 2008 and the consolidated results of its operations and its cash flows for the period from February 14, 2008 (inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements the Company reported a net loss of $700,082 and used cash for operating activities of $241,911 for the period from February 14, 2008 (inception) to September 30, 2008.  In addition, the Company is in the development stage with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 6, 2009

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$55,415	$350,356
Prepaid expenses	2,559	4,618

Total current assets	57,974	354,974

Total assets	$57,974	$354,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$65,477	$146,767
Accrued expenses	25,599	15,084
Due to related parties	316,250	160,220

Total current liabilities	407,326	322,071

Total liabilities	407,326	322,071

Commitments and contingencies (Note 4)

Stockholders' equity (deficiency)
Preferred stock - $0.001 par value; 50,000,000
shares authorized, none issued and outstanding	-	-

Common stock - $0.001 par value; 200,000,000
shares authorized, 21,515,013 shares issued and outstanding	21,515	21,515
Additional paid-in capital	891,470	711,470
Deficit accumulated during development stage	(1,262,337)	(700,082)
Total stockholders' equity (deficiency)	(349,352)	32,903

Total liabilities and stockholders' equity (deficiency)	$57,974	$354,974

The accompanying notes are an integral part of these consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
		For Period from	For Period from
		February 14, 2008	February 14, 2008
	For Year Ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
Compensation	433,572	502,210	935,782
Professional fees	16,987	101,652	118,639
Impairment expense	-	45,944	45,944
Travel expenses	89,684	30,805	120,489
Other general and administrative expenses	23,279	20,421	43,700
Total operating expenses	563,522	701,032	1,264,554

Net loss from operations	(563,522)	(701,032)	(1,264,554)

Other income and (expense)
Interest income	1,632	1,055	2,687
Interest expense	(365)	(105)	(470)
Total other income and (expense)	1,267	950	2,217

Net loss	$(562,255)	$(700,082)	$(1,262,337)

Net loss per share	$(0.03)	$(0.04)

Weighted average number
of common stock outstanding	21,515,013	18,621,679

The accompanying notes are an integral part of these consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period from February 14, 2008 (INCEPTION) to September 30, 2008, and
For the Year Ended September 30, 2009

						Deficit
						accumulated
	Preferred Stock		Common Stock		Additional	during
	Number of	Par	Number of	Par	Paid-in	development
	Shares	Value	Shares	Value	Capital	stage	Total

Balance at February 14, 2008 (Inception)	-	$-	16,666,667	$16,667	$43,333	$-	$60,000

Recapitalization	-	-	2,500,000	$2,500	(34,014)	-	(31,514)

Issuance of common stock to officers and
directors for services ($0.30 / share)	-	-	925,000	925	276,575	-	277,500

Issuance of common stock for
cash ($0.30 / share)	-	-	1,423,346	1,423	425,576	-	426,999

Net loss from February 14, 2008
(inception) to September 30, 2008	-	-	-	-	-	(700,082)	(700,082)

Balance at September 30, 2008	-	-	21,515,013	21,515	711,470	(700,082)	32,903

Contributed services	-	-	-	-	180,000	-	180,000

Net loss for the year ended
September 30, 2009	-	-	-	-	-	(562,255)	(562,255)

Balance at September 30, 2009	-	$-	21,515,013	$21,515	$891,470	$(1,262,337)	$(349,352)

The accompanying notes are an integral part of these consolidated  financial statements

InovaChem, Inc. and Subsidiary
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
		For Period from	For Period from
		from February 14, 2008	from February 14, 2008
	For Year Ended	(inception)	(inception)
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(562,255)	$(700,082)	$(1,262,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed services	180,000	-	180,000
Stock issued as compensation	-	277,500	277,500
Impairment expense	-	45,944	45,944
Changes in operating assets and liabilities:
Prepaid expenses	2,059	7	2,066
Accounts payable	(81,290)	11,259	(70,031)
Accrued expenses	10,515	(30,860)	(20,345)
Due to related parties	156,030	154,321	310,351

Net cash provided by (used in) operating activities	(294,941)	(241,911)	(536,852)

Cash flows from investing activities:
Cash acquired in recapitalization	-	105,268	105,268

Net cash provided by investing activities	-	105,268	105,268

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	486,999	486,999

Net cash provided by financing activities	-	486,999	486,999

Net increase (decrease) in cash and cash equivalents	(294,941)	350,356	55,415

Cash and cash equivalents at beginning of period	350,356	-	-

Cash and cash equivalents at end of period	$55,415	$350,356	$55,415

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$365	$105	$470
Cash paid during the period for taxes	$-	$-	$-

Supplemental disclosure of non- cash investing
and financing activities:
Net non-cash assets and (liabilities) assumed
in recapitalization	$-	$(136,782)	$(136,782)

The accompanying notes are an integral part of these consolidated  financial statements

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company had a net loss of $562,255 and used cash in operating activities of $294,941 for the fiscal year ending September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to have to expend cash for operations and technology investments in order to implement its business plan and does not expect immediate revenues to offset such expenditures.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

Management intends to attempt to raise additional capital through public or private offerings; acquire a company; or merge with or into another company. The Company has entered into a letter of intent to merge with another company – See Note 10. Subsequent Events.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Inovachem, Inc, and Trinterprise, LLC, its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the Company’s reported expenses. Significant estimates during fiscal 2009 and fiscal 2008 include the valuation of patents contributed by founders in connection with the Trinterprise acquisition, valuation of subsequent capitalized patent costs, the valuation of stock-based compensation and the valuation of deferred tax assets.. These estimates are reasonable in the judgment of the Company’s management.

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

Intangibles and Other Long-Lived Assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Revenue Recognition

The Company follows the guidance of ASC 605 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

At inception, the Company implemented ASC 718 which requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by ASC 260, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There were no common stock equivalents at September 30, 2009 and 2008 that may dilute future EPS.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 3. Related Parties

We currently use two offices in Houston, TX that are leased by a party related to William Zuo, our Chairman and Chief Executive Officer, and Ms. Xiaojing Li, our Vice President. We occupy these offices at no cost to us on an informal unwritten month to month basis and could be asked to vacate these offices at any time. The value of such space used is de minimis.

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

Effective January 1, 2009 the Company stopped the payment of salaries to its executives through the end of the initial terms of the agreements. The Company’s Chief Financial Officer receives, through his consulting company, a $5,000 per month fee. The Compensation Committee of the Company reserves the right to reassess these payments and adjust the amount to be paid as the financial condition of the Company changes. Each of the executives will also be entitled to receive an annual bonus with a targeted amount of 50% of their respective base salary based on performance criteria established by the Board of Directors. Each of the executives shall be entitled to participate in disability, health, life insurance and other fringe benefit plans or programs offered to all employees of the Company, as well as be entitled to four weeks vacation per year. An in-kind contribution of services and office space has been charged to additional paid-in capital in the amount of $5,000 per month for each of the executives with the exception of the chief financial officer (see note 6).

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

As the Trinterprise Members obtained voting and management control of the Company as a result of the Merger, the Merger was accounted for as a recapitalization of Trinterprise. Accordingly, the financial statements of the Company subsequent to the Merger consist of the balance sheets of InovaChem, Inc. and Trinterprise, the historical operations of Trinterprise and the operations of both InovaChem, Inc. and Trinterprise from June 28, 2008 (date of Merger) until September 30, 2009. As a result of the Merger, the historical financial statements of InovaChem, Inc. for the period prior to June 28, 2008, are not presented herein.

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

In June 2008, certain patent applications were assigned to Trinterprise from certain controlled affiliates of the founders of Trinterprise. Pursuant to ASC 845, "Transfers of Nonmonetary Assets by Promoters or Shareholders", the patent applications of Trinterprise were acquired by the Company at their historical cost basis of $0 as determined under generally accepted accounting principles and therefore there was no accounting effect of the assignment.

Note 6. Stockholder's Equity

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding. Common Stock includes 200,000,000 shares authorized at a par value of $0.001 of which 21,515,013 are issued and outstanding.

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
September 30, 2009 and 2008

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

Upon adoption of the Plan, the Company’s Board of Directors approved the issuance of options to purchase 1,200,000 common shares, subject to stockholder approval of the Plan. The shares subject to the stock options vest in 12 quarterly installments on the last day of each fiscal quarter commencing on June 30, 2008. The shares will not actually vest until the Plan is approved by the Company’s shareholders. The 2008 Stock Option Plan, which was adopted by the Board on June 30, 2008, specifically provided for its effectiveness within 12 months of its adoption by vote of the shareholders; as of September 30, 2009 the shareholders did not vote to adopt or reject the option plan. Accordingly, the 2008 Stock Option Plan is no longer effective and any previous options granted thereunder are null and void, and, pursuant to ASC 718, there is no measurement date and no expense for these grants as of September 30, 2009. As of September 30, 2009, the Company had no  shares of common stock subject to any outstanding awards or available for future awards under equity compensation plans.

Contributed services

An in-kind contribution of services and office space has been charged to additional paid-in capital in the amount of $5,000 per month for each of the executives with the exception of the chief financial officer (see note 4). Management believes its estimate of the value of contributed services is reasonable.

Note 7. Concentrations

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At September 30, 2009, there were $0 of deposits that exceeded federally insured limits of $250,000 and at September 30, 2008 there were $242,258 of deposits that exceeded the then federally insured limits of $100,000.

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Note 9. Income Taxes

The Company operated as a Limited Liability Company (LLC) from February 14, 2008 (inception) through June 28, 2008, the date of the recapitalization. Accordingly, any net income or loss is passed through directly to the LLC members for that period. Upon acquisition of Trinterprise, LLC by Inovachem, Inc. the Company is taxed as a Delaware Corporation.

There was no income tax expense for year ended September 30, 2009 or for the period from June 29, 2008 through September 30, 2008 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the periods ended September 30, 2009 and 2008 (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2009	2008
Computed “expected” tax benefit	$(191,617)	$(222,161)
State tax rate benefit	20,410	23,719
Other non-deductible items	67,813	3,763
Change in deferred tax asset valuation allowance	143,764	242,117
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2009 and 2008 are as follows:

Deferred tax assets	2009	2008
Net operating loss carryforward	$385,881	$242,117
Total gross deferred tax assets	385,881	242,117
Less valuation allowance	(385,881)	(242,117)
Net deferred tax assets	$-	$-

INOVACHEM, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

The valuation allowance at September 30, 2008 and February 14, 2008 (inception) was $242,117 and $0, respectively. The net change in valuation allowance during the periods ended September 30, 2009 and 2008 was an increase of $143,764. The Company has a net operating loss carryforward of approximately $1,025,460 available to offset future U.S. net income through 2029.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 13, 2010, the date the financial statements were issued.

Letter of Agreement with NuGen Mobility.  In November, 2009, the Company and NuGen Mobility, Inc., a Delaware corporation based in Ashburn, Virginia (“NuGen”), entered into a letter of intent relating to the Company’s proposed acquisition  of NuGen for approximately 80% of the capital stock of the Company on a fully-diluted basis (the “Consideration”). Consummation of the contemplated transaction is subject to the negotiation and execution of a mutually satisfactory definitive share exchange agreement or merger agreement (the “Definitive Agreement”), setting forth the specific terms and conditions of the transaction.  The execution of the Definitive Agreement is subject to the consummation by NuGen of a private placement  of no less than $1,000,000, approval by the Board of Directors of both the Company and NuGen, approval by the shareholders of NuGen and the completion by the Company of a satisfactory review of the legal, financial and business condition of NuGen. , including the receipt of NuGen’s financial statements audited in accordance with applicable SEC rules.    The Company and NuGen are obligated to use their reasonable best efforts to negotiate in good faith the Definitive Agreement, which will contain, among other standard terms and conditions, representations, warranties, covenants, indemnities and other provisions customary in transactions of this nature, including without limitation, representations and warranties as to the condition of the title held to the assets of NuGen, the financial statements of NuGen, the payment of taxes and contingent liabilities. Any necessary third-party consents shall be obtained prior to consummation of the Transaction, including but not limited to any consents required to be obtained from NuGen lenders, creditors, vendors and lessors.

Salary Forgiveness

In November 2009 the officers of the Company forgave $316,250 of accrued salaries. This amount will be added to paid in capital.