Form 10-Q
period 2009-12-31
InovaChem, Inc.
filed 2010-02-22
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________
Commission File No.
000-52865

INOVACHEM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-1946130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44645 Guilford Drive, Suite 201 Ashburn, VA	20147
(Address of principal executive offices)	(Zip Code)

(703) 858-0036
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
Yes ☐   No ☒

Common stock outstanding ($.001 par value) as of February 19, 2010: 50,381,564 shares.

PART I – FINANCIAL INFORMATION
Item 1.

INOVACHEM, INC.

FINANCIAL STATEMENTS

As of December 31, 2009
(UNAUDITED)

INOVACHEM, INC.
BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$70,878	$58,929
Accounts receivable, net	158,001	214,006
Prepaid expenses	16,324	5,491

Total current assets	245,203	278,426

Machiney & Equipment, Net	5,130	5,596
Other Assets	7,365	7,365

Total assets	$257,698	$291,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of long term liabilities	$438,756	$388,640
Accounts payable and accrued expenses	250,301	199,447
Due to related parties	465,476	491,931

Total current liabilities	1,154,533	1,080,018

Long-Term Notes Payable	598,650	599,339

Total liabilities	1,753,183	1,679,357

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock - $0.001 par value; 50,000,000
shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000
shares authorized, 27,133,384 shares issued and outstanding	27,133	27,133
Additional paid-in capital	1,512,600	1,475,100
Accumulated deficit	(3,035,218)	(2,890,203)
Total stockholders' deficit	(1,495,485)	(1,387,970)

	$257,698	$291,387

The accompanying notes are an integral part of these unaudited financial statements

INOVACHEM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended
	December 31,
	2009	2008

Revenues	$150,141	$130,000

Direct costs	8,100	35,974
Direct labor	160,148	104,894

Gross profit (loss)	(18,107)	(10,868)

Operating expenses
Compensation	58,481	27,883
Rent & office	22,738	23,730
Professional fees	3,499	-
Travel expenses	7,384	1,759
Other general and administrative expenses	8,079	7,952
Total operating expenses	100,181	61,324

Net loss from operations	(118,288)	(72,192)

Other income and (expense)
Interest expense	(26,727)	(39,037)
Total other income and (expense)	(26,727)	(39,037)

Net loss	$(145,015)	$(111,229)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the quarter - basic and diluted	27,133,384	27,133,384

The accompanying notes are an integral part of these unaudited financial statements

INOVACHEM, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
From October 1, 2009 to December 31, 2009
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at September 30, 2009	-	-	27,133,384	27,133	1,475,100	(2,890,203)	(1,387,970)

Contributed services	-	-	-	-	37,500	-	37,500

Net loss from October 1, 2009
to December 31, 2009	-	-	-	-	-	(145,015)	(145,015)

Balance at December 31, 2009	-	-	27,133,384	27,133	1,512,600	(3,035,218)	(1,495,485)

The accompanying notes are an integral part of these unaudited financial statements

INOVACHEM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(145,015)	$(111,229)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Contributed services	37,500	-
Depreciation expense	466	466
Changes in operating assets and liabilities:
Accounts receivable	56,005	127,633
Prepaid expenses	(10,833)	-
Customer deposits	-	33,518
Accounts payable and accrued expenses	50,970	42,742
Due to related parties	(26,455)	(11,795)

Net cash provided by (used in) operating activities	(37,362)	81,335

Cash flows from financing activities:
Proceeds from issuance of note payable	50,000	-
Principal payments on debt	(689)	(317)

Net cash provided by (used in) financing activities	49,311	(317)

Net increase in cash and cash equivalents	11,949	81,018

Cash and cash equivalents at beginning of period	58,929	72,060

Cash and cash equivalents at end of period	$70,878	$153,078

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,743	$7,736
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

On January 29, 2010, InovaChem, Inc., a Delaware corporation (the “Company” or “InovaChem”), completed the acquisition of NuGen Mobility, Inc., a Delaware corporation (“NuGen”), pursuant to the Merger Agreement dated January 29, 2010(the “Merger Agreement”), by and among InovaChem, NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of InovaChem. Pursuant to the terms of the Merger Agreement, NuGen merged (the “Merger”) with and into InovaChem Mergerco II, and NuGen, as the surviving corporation, became a wholly-owned subsidiary of InovaChem.

Upon the closing of the Merger contemplated by the Merger Agreement, each issued and outstanding share of NuGen’s common stock was converted into one share of InovaChem’s common stock. As a result, an aggregate of 27,133,384 shares of InovaChem’s common stock, par value $0.001 per share (“Common Stock”) were issued to the two shareholders of NuGen.

The Merger is being accounted for as a reverse acquisition and recapitalization. NuGen is the acquirer for accounting purposes and InovaChem is the acquiree. Accordingly, NuGen’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Merger. The accumulated deficit of NuGen is carried forward after the acquisition. Operations prior to the Merger are those of NuGen. Earnings per share for the period prior to the Merger are restated to reflect the equivalent number of shares outstanding.

Description of Business

The Company is engaged, through its wholly-owned subsidiary NuGen, in the research, development and manufacture of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Ashburn, VA. Our revenue is derived primarily from product sales to customers in the automotive and industrial markets, and from contract research and development services. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability to commercialize our products and technology.

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

For further information, refer to the audited financial statements and footnotes of the Company for the years ended September 30, 2009 and 2008, included in the Company's Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts. At December 31, 2009, no allowance for doubtful accounts was deemed necessary.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the fiscal quarters ended December 31, 2009 and 2008 was $466 and $466, respectively.

Impairment of Long-Lived Assets
We periodically evaluate whether circumstances or events have affected the recoverability of long-lived assets including intangible assets with finite useful lives. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or groups of assets from expected future cash flows estimated by management.
If expected future cash flows are less than the carrying value, an impairment loss is recognized to adjust the asset to fair value as determined by expected discounted future cash flows.

Revenue and Cost Recognition

We manufacture proprietary products and other products. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage of completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs.

Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined.

Contract costs include all direct materials, subcontract and labor costs and other indirect costs. Selling, general and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Tax. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The valuation of deferred tax assets may be reduced if future realization is not assured.

The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Research and Development

Costs of researching and developing new technology, or significantly altering existing technology, are expensed as incurred.

Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. As of December 31, 2009, there are no potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

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

NOTE B – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $909,330, a stockholders’ deficit of $1,495,485, an accumulated deficit of $3,035,218 and negative cash flows from operations of $37,362 during the quarter ended December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional loans, equity funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note G – Subsequent Events).

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE C – DEBT

Long-term debt consists of:
	December 31, 2009	September 30, 2009

Promissory note dated August 23, 2007	$596,108	$596,108

Promissory notes dated July 13, 2007	229,998	230,089

Promissory note dated June 5, 2009	150,000	150,000

Related Parties	465,476	491,931

Other	47,142	11,782

	1,488,724	1,479,910

Less: current portion	890,074	880,571

Total long term debt	$598,650	$599,339

Pursuant to the Promissory Note dated as of August 23, 2007 the Company accrues interest on the loan at the rate of 6% per annum. Quarterly payments are made based on a formula that multiplies the Company’s gross revenues by 2% for calendar year 2007, 3% for calendar year 2008, 4% for calendar year 2009, 5% for calendar year 2010 and 6% for calendar year 2011 and for all subsequent years until the loan is paid in full. In all years the Company is required to pay a minimum of $7,500 per quarter and any payment made that exceeds the amount that would be due under the formula shall be treated as an advance against subsequent quarterly amounts due in excess of the $7,500 minimum payment.

As of December 2009 no payments of principal have been made as the Company’s quarterly revenues, multiplied by the appropriate percentage, have not exceeded the $7,500 minimum payment. The payments made have gone towards accrued interest only.  Additionally, further revenue contingent payments may be owed, in the future (see Note F – Commitments and Contingencies – below).

Pursuant to the Promissory Notes dated as of July 13, 2007, the Company accrues interest on these loans at the rate of 10% per annum. As the Company has not made payments of principal that were due, the loans are in technical default. Accordingly, they are classified under the Current portion of long-term debt on the Company’s Balance Sheets.

 Pursuant to the Promissory Note dated as of June 5, 2009, the Company accrues interest on this loan at the rate of LIBOR plus 5% per annum (currently a total of 5.6%). As the note is due on demand, it is classified under the current portion of long-term debt on the Company’s Balance Sheet. These amounts were converted to equity in January 2010 (See Note G – Subsequent Events).

In November 2007, the Company purchased computer equipment and issued a four year note payable in the amount of $9,326. The Company accrues interest on this loan at the rate of 18.45% per annum and makes monthly fixed payments of interest and principal.

In January 2008, the Company converted $35,650 of accounts payable, for advisory services and expenses, from a related party (see note E – Related party transactions) into a note payable. The Company accrues interest on this loan at the rate of 1% per annum. As the note was due in September 2008, the loan is in technical default. Accordingly, it is classified under the current portion of long-term debt on the Company’s Balance Sheets.

In December 2009, the Company received $50,000 as a bridge loan. The loan bears interest at 5% per annum and was converted in January 2010 in exchange for 333,333 shares of the Company’s common stock in connection with its private placement.

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE D - RELATED PARTY TRANSACTIONS

Related Parties

A significant shareholder of the Company is the brother of the Company’s Chairman, CEO and President. He loaned a total of $371,500 to the Company between August 2007 and September 2009 which is included in the Balance Sheet of the Company in Due to related parties, along with $93,976 of accrued interest at December 31, 2009. These amounts were converted to equity in January 2010 (See Note F – Subsequent Events).

NOTE E - COMMITMENTS AND CONTINGENCIES

Pursuant to the Asset Purchase Agreement dated as of July 13, 2007 the Company is required to pay the Seller the following amounts from its Gross Revenues (i) $596,108 plus accrued interest at the rate of 6% per annum plus (ii) if prior to July 13, 2014, the Company paid the amount described in (i) in full, then the Company shall pay each year, on a quarterly basis, 2.5% multiplied by the amount of Gross Revenues accrued in each quarter until July 13, 2014. Gross Revenues means the aggregate amount of (i) all fees and other revenue that the Company actually receives from any source, (ii) the then-current fair market value of (x) the assets purchased from the seller, or (y) the business (as a going concern) or portion thereof sold or otherwise transferred to an affiliate of the Company and / or its Chairman, President and CEO, and (iii) the proceeds from the sale or other disposition by the Company to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern.

As part of the Asset purchase in 2007, the Company acquired a $10,000,000 license agreement with an Indian manufacturer in which its technology is embedded in that manufacturer’s three-wheel Auto-Rickshaw. In connection with this contract, the Company also agreed to assume the commitment, entered into by the Seller, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to the Seller that was converted to a conditional grant similar to the grant outlined above and assumed by the Company in 2007. While the Company has the agreement with the Indian export bank converting the Seller’s loan to a grant, it has not yet been formally executed (the Indian export bank agreed to postpone execution of this agreement). As of December 31, 2009 no payments are owed to the Indian export bank as the Indian manufacturer is not actively marketing its product at present, however, with the recent emphasis on electric vehicles, the Company expects that marketing of this product will begin in the next two years.

Lease Commitments

Rental expense for the quarters ended December 31, 2009 and 2008, respectively, was $19,766 and $19,699.

INOVACHEM, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE F – STOCKHOLDERS’ EQUITY

Contributed Capital

During the quarter ended December 31, 2009, the Company’s CEO worked for the Company without compensation. Included in Compensation expense is $37,500 of contributed capital by the CEO. Management believes its estimate of the value of this contributed service is reasonable.

NOTE G - SUBSEQUENT EVENTS

Private placement and reverse merger

On January 29, 2010, InovaChem, completed the acquisition of NuGen  pursuant to the Merger Agreement dated January 29, 2010, by and among InovaChem, NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of InovaChem. Pursuant to the terms of the Merger Agreement, NuGen merged with and into InovaChem Mergerco II, and NuGen, as the surviving corporation, became a wholly-owned subsidiary of InovaChem.

Upon the closing of the Merger contemplated by the Merger Agreement, each issued and outstanding share of NuGen’s common stock was converted into one share of InovaChem’s common stock. As a result, an aggregate of 27,133,384 shares of InovaChem’s common stock, par value $0.001 per share (“Common Stock”) were issued to the shareholders of NuGen.

In connection with the Merger the Company redeemed shares of stock from certain of its pre-merger stockholders such that a total of 6,278,346 shares of the Company’s common stock were outstanding prior to the Merger. In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, InovaChem issued an aggregate of 6,733,336 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share. In addition the Company has issued 1,000,000 shares to its placement agent in connection with the Private Placement.

Conversion of debt to equity

Also, in connection with the Merger, holders of an aggregate of $846,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 5,636,499 shares of Common Stock (“Debt Conversion”).

Changes to the Board of Directors and Executive Officers

Simultaneous with the closing of the Merger, William Zuo, PhD. resigned as Chairman, Chief Executive Officer and as a director, Shao Jun Xu, PhD resigned as Chief Science and Technical Officer and Xiaojing Li resigned as Vice President and Corporate Secretary and as a director. The new board of directors consists of the member of the board of directors of NuGen, Eric Takamura, and two current members of the board of directors of InovaChem, Henry Toh and Michael Kleinman, M.D.

Eric Takamura was appointed as the Chairman, Chief Executive Officer and President of InovaChem, and John Salatino became the Vice President of Engineering & Programs. Henry Toh remains in his current position as the Vice Chairman and Executive Vice President of Corporate Development and Alan Pritzker remains as the Chief Financial Officer.

Employment Agreements

On February 9, 2010, we entered into employment agreements with our Executive Chairman and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO)and on February 11 we entered into a letter agreement with our VP of Engineering and Programs (VP Engineering). The agreements, for the CEO, VP Engineering and CFO, provide for annual salaries, of $180,000, $160,000 and $120,000 respectively; signing bonuses of $30,000, $20,000  and $10,000 respectively; and, grants of options to purchase 900,000, 400,000 and 150,000 shares of our common stock, respectively. The shares subject to the options for the CEO and CFO have an exercise price of $0.45 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing January 1, 2010. The shares subject to the options for the VP Engineering are at an exercise price of $0.15 per share, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 20111, and February 29, 2012 subject to accelerated exercise upon a change in control as provided therein and the right to exercise his remaining option in the event of the termination of his employment.

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	our ability to evaluate and predict our future operations and expenses, being an early stage development company with limited assets and no current operations,

•	the possibility of future product-related liability claims,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

•	expenses involved in protecting our intellectual property and trade secrets,

•	our ability to attract and retain key management, technical, and research and development personnel,

•	our ability to research and develop new technology, products and design and manufacturing techniques,

•	technological advances, the introduction of new and competing products, and new design and manufacturing techniques developed by our competitors,

•	anticipated and unanticipated trends and conditions in our industry,

•	our ability to predict consumer preferences,

•	changes in the costs of operation,

•	our ability to compete,

•	our ability to manage growth and carry out growth strategies, including international expansion,

•	possible necessity of obtaining government approvals for both new and continuing operations,

•	risks, expenses and requirements involved in operating in various foreign markets, including India and China,

•	exposure to foreign currency risk and interest rate risk,

•	possible foreign import controls and United States-imposed embargoes,

•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

General

We design, manufacture, and market systems and components for the alternative energy sector. We offer high-efficiency, compact motors, controllers, vehicle interface modules (including energy storage, management, and monitoring systems) and related software that have applications in markets ranging from electric/hybrid electric vehicles to materials handling equipment, distributive power, ground support equipment, motion control, and military applications.

Our merger with InovaChem, Inc. will be accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of NuGen Mobility, Inc. will be the historical financial statements. Accordingly, our  financial statements subsequent to the merger consist of the balance sheets of InovaChem, Inc. and NuGen Mobility, Inc., the historical operations of NuGen Mobility, Inc. and the operations of both InovaChem, Inc. and NuGen Mobility, Inc. from January 29, 2010 (date of merger) forward. As a result of the merger, the historical financial statements of InovaChem, Inc. for the period prior to January 29, 2010, are not presented herein.

We are maintaining our fiscal year end of September 30, which was the historical fiscal year end of InovaChem, Inc. and NuGen Mobility, Inc.

Results of Operations

We generated revenues of $130,000 and $150,141, for the three months ending December 31, 2008 and 2009 respectively. We had net losses of $111,229 and $145,105, for the three months ending December 31, 2008 and 2009 respectively.

In fiscal 2010 we expect to expend cash for operations and technology investments in order to implement our business plan and we do not expect immediate revenues to offset such expenditures.

Results of Operations— Comparison of Quarters Ending December 31, 2009 and 2008

Revenues. Our sales increased by $20,141 to $150,141 for the quarter ended December 31, 2009 from $130,000 for the quarter ended December 31, 2008.

Gross Profit (Loss). Our gross (loss) increased by $7,237 to $(18,107) for the quarter ended December 31, 2009 from $(10,868) for the quarter ended December 31, 2008.

Operating Expenses . Our operating expenses increased by $38,857 for the quarter ended December 31, 2009 from $61,324 for the quarter ended December 31, 2008, primarily due to increased personnel and consulting services in 2009 over 2008. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses.

Liquidity and Capital Resources

Our principal source of funds has been sales to our customers, equity provided by our stockholders and various loans. Our principal use of funds has been for cost of goods sold, operating expenses, general and administrative expenses and interest expense. Although we currently believe that we have sufficient cash for the next 12 months, we are unable at present to estimate the funds we will require to execute our business plan to develop, manufacture and market our products and technology and management expects that we will need to raise additional capital, which we may do through equity financings. There can be no assurance that we will be able to raise such funds if and when we wish to do so. This raises substantial doubt about our ability to continue as a going concern.

At December 31, 2009, we had $70,878 of cash on hand and for the fiscal quarter ended December 31, 2009, we had revenues of $150,141 and a net loss of $145,015.

In connection with the closing of the Merger, on January 29, 2010, InovaChem issued an aggregate of 6,733,336 shares of Common Stock in the Private Placement at a purchase price of $0.15 per share. Also, in connection with the Merger, holders of $379,999 and $465,476 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 5,636,499 shares of Common Stock. On February 11, 2010, we issued an aggregate of 3,599,999 shares of Common Stock at a purchase price of $0.15 per share.

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

New Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860. ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of ASC 860 will have on our financial statements.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on our financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

Pursuant to the Asset Purchase Agreement with New Generation Motors Corporation (“NGM”), we are required to pay NGM from Gross Revenues, (i) $596,108 plus accrued interest at the rate of 6% per annum plus (B) if prior to July 13, 2014, we paid the amount described in (i) in full, then we are required to pay each year, on a quarterly basis, 2.5% multiplied by the amount of Gross Revenues accrued in each quarter until July 13, 2014. Gross Revenues is defined in the Asset Purchase Agreement as (i) all fees and other revenue that we receive from any source, (ii) the then-current fair market value of (x) the assets purchased from NGM, or (y) the business (as a going concern) or portion thereof sold or otherwise transferred to our affiliate, and (iii) the proceeds from the sale or other disposition by us to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern.

As part of our purchase of NGM’s assets in July 2007, we acquired a $10,000,000 license agreement with Bajaj and agreed to assume NGM’s commitment of a conditional grant of $700,000 from The ICICI Limited, an Indian public banking company (“ICICI”), which will be paid back through a 2% royalty on the license agreement until $1,400,000 is repaid. Additionally, ICICI also provided a loan of $500,000 to NGM that was converted to a conditional grant and assumed by us in 2007. As of September 30, 2009, no payments are owed to ICICI, as Bajaj is not actively marketing its product at present, however, with the recent emphasis on electric vehicles, we currently expect that marketing of this product will begin in the next two years.

ITEM 3.

NOT REQUIRED

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM. 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2009.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Merger Agreement, dated as of January 29, 2010, among NuGen Mobility, Inc., InovaChem, Inc. and InovaChem Mergerco II, Inc. (3)

2.2	Certificate of Merger, dated January 29, 2010, between NuGen Mobility, Inc. and InovaChem Mergerco II, Inc. (3)

3.1	Certificate of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Bylaws (1)

3.4	Amended and Restated Bylaws (2)

10.1	Form of Subscription Agreement for the Private Placement (3)

10.2	Stock Redemption, dated as of November 17, 2009, among Inovachem, Inc., William Zuo, Xiaojing Li, Shao Jun Xu and Lu Yiu. (3)

10.3	Form of Conversion Agreement, dated as of January 29, 2010, among InovaChem and each of Jardine Capital Corp., Four M International, Inc., Po Shin Wong and Ron Takamura (3)

10.4	Asset Purchase Agreement, dated July 13, 2007, between NuGen Mobility, Inc. and New Generation Motors Corporation (3)

10.5	Technical Assistance Agreement, dated June 9, 2009, between NuGen Mobility Inc. and Mahindra & Mahindra Ltd. (3)

10.6	Technical Support Agreement, dated as of September 23, 2009, between NuGen Mobility, Inc. and Tube Investments of India Limited: Division BSA Motors & TI Cycles of India (3)

10.7	Master License Agreement, dated December 17, 2005 between New Generation Motors Corporation and Bajaj Auto, Ltd. (3)

10.8	SBIR Contract with the US Department of Defense (3)

10.9	Engagement letter between NuGen Mobility, Inc. and Martinez-Ayme Securities, dated November 9, 2009 (3)

10.10	6% Promissory Note, dated August 23, 2007 made by NuGen Mobility, Inc in favor of New Generation Motors (3)

10.11	Conditional Grant Agreement, dated October 3, 2001 with The ICICI Limited (3)

10.12	Employment Agreement dated as of January 1, 2010 by and between Eric Takamura and InovaChem, Inc. (4)

10.13	Employment Agreement dated as of January 1, 2010 by and between Alan Pritzker and InovaChem, Inc. (4)

10.14	2010 Stock Option Plan (4)

10.15	Letter Agreement dated as of February 11, 2010 by and between Inovachem, Inc and the representative of certain investors. (4)

10.16	Stock Pledge Agreement dated as of February 11, 2010, between Eric Takamura and Uzi Halevy (4)

10.17	Letter between InovaChem, Inc and John Salatino (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB filed with the SEC on October 22, 2008

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2008

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 4, 2010

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 17, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

February 22, 2010

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

February 22, 2010