Form 10-Q
period 2010-03-31
NUGEN HOLDINGS, INC.
filed 2010-05-24
CIK 1415603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No.
000-52865

NUGEN HOLDINGS, INC.
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
Yes ☐   No ☒

Common stock outstanding ($.001 par value) as of May 21, 2010: 50,381,564 shares.

PART I – FINANCIAL INFORMATION

Item 1.

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2010
(UNAUDITED)

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$1,173,731	$58,929
Accounts receivable, net	163,695	214,006
Prepaid expenses	16,643	5,491
Inventory	31,543	-

Total current assets	1,385,612	278,426

Machiney & Equipment, Net	4,663	5,596
Other Assets	7,365	7,365

	$1,397,640	$291,387

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long term liabilities	$6,791	$388,640
Accounts payable and accrued expenses	369,106	199,447
Customer deposits	156,320	-
Due to related parties	-	491,931

Total current liabilities	532,217	1,080,018

Long-Term Notes Payable	599,806	599,339

Total liabilities	1,132,023	1,679,357

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; 50,000,000
shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares
authorized, 50,381,564 and 27,133,384 shares issued and outstanding	50,382	27,133
Additional paid-in capital	3,742,893	1,475,100
Accumulated deficit	(3,527,658)	(2,890,203)
Total stockholders' equity (deficit)	265,617	(1,387,970)

	$1,397,640	$291,387

The accompanying notes are an integral part of these unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$61,127	$115,525	$211,268	$245,525

Direct costs	15,903	46,053	24,003	82,027
Direct labor	128,074	103,862	288,222	208,756

Gross profit (loss)	(82,850)	(34,390)	(100,957)	(45,258)

Operating expenses
Compensation	267,339	57,383	325,820	85,266
Rent & office	25,169	18,207	47,907	41,937
Professional fees	28,825	2,870	32,324	2,870
Travel expenses	55,156	5,213	62,540	6,972
Other general and administrative expenses	18,759	5,098	26,838	13,050
Total operating expenses	395,248	88,771	495,429	150,095

Net loss from operations	(478,098)	(123,161)	(596,386)	(195,353)

Other income and (expense)
Interest income	789	-	789	-
Interest expense	(15,131)	(38,295)	(41,858)	(77,332)
Total other income and (expense)	(14,342)	(38,295)	(41,069)	(77,332)

Net loss	$(492,440)	$(161,456)	$(637,455)	$(272,685)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	42,170,484	27,133,384	34,569,313	27,133,384

The accompanying notes are an integral part of these unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From October 1, 2009 to March 31, 2010
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at September 30, 2009	-	$-	27,133,384	$27,133	$1,475,100	$(2,890,203)	$(1,387,970)

Contributed services	-	-	-	-	37,500	-	37,500

Recapitalization	-	-	6,278,346	6,279	(68,544)	-	(62,265)

Issuance of common stock for cash, net	-	-	9,866,668	9,866	1,384,377	-	1,394,243

Issuance of common stock in exchange for debt	-	-	6,103,166	6,104	909,371	-	915,475

Issuance of common stock for direct offering costs	-	-	1,000,000	1,000	(1,000)	-	-

Issuance of warrants for direct offering costs	-	-	-	-	-	-	-

Vesting of stock options	-	-	-	-	6,089	-	6,089

Net loss from October 1, 2009 to March 31, 2010	-	-	-	-	-	(637,455)	(637,455)

Balance at March 31, 2010	-	$-	50,381,564	$50,382	$3,742,893	$(3,527,658)	$265,617

The accompanying notes are an integral part of these unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(637,455)	$(264,764)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	37,500	-
Vesting of stock options	6,089	-
Depreciation expense	933	933
(Gain) loss on settlement of debt	(10,592)	42,192
Changes in operating assets and liabilities:
Accounts receivable	50,311	129,203
Prepaid expenses	(9,557)	-
Inventory	(31,543)	-
Customer deposits	156,320	(8,110)
Accounts payable and accrued expenses	110,659	80,386

Net cash used in operating activities	(327,335)	(20,160)

Cash flows from investing activities:
Cash acquired in recapitalization	4,060	-

Net cash provided by investing activities	4,060	-

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,394,243	-
Proceeds from issuance of notes payable	70,000	-
Principal payments on debt	(26,166)	(809)

Net cash provided by (used in) financing activities	1,438,077	(809)

Net increase (decrease) in cash and cash equivalents	1,114,802	(20,969)

Cash and cash equivalents at beginning of period	58,929	72,060

Cash and cash equivalents at end of period	$1,173,731	$51,091

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,845	$7,952
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$915,475	$-
Net non-cash assets and (liabilities) assumed in recapitalization	$(62,265)	$-

The accompanying notes are an integral part of these unaudited financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

On January 29, 2010, InovaChem, Inc., a Delaware corporation, completed the acquisition of NuGen Mobility, Inc., a Delaware corporation (“NuGen” or “NuGen Mobility”), pursuant to the Merger Agreement dated January 29, 2010 (the “Merger Agreement”), by and among InovaChem, Inc., NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of InovaChem, Inc. Pursuant to the terms of the Merger Agreement, NuGen merged (the “Merger”) with and into InovaChem Mergerco II, and NuGen, as the surviving corporation, became a wholly-owned subsidiary of InovaChem, Inc. On February 26, 2010, the board of directors and stockholders approved an amendment to the Company’s Certificate of Incorporation changing the Company’s name from InovaChem, Inc. to NuGen Holdings, Inc. (the “Company” or “NuGen Holdings”). The Certificate of Amendment to the Certificate of Incorporation became effective on March 4, 2010.

Upon the closing of the Merger contemplated by the Merger Agreement, each issued and outstanding share of NuGen’s common stock was converted into 24,422.48 shares of NuGen Holdings’ common stock. As a result, an aggregate of 27,133,384 shares of NuGen Holdings’ common stock, par value $0.001 per share (“Common Stock”) were issued to the two shareholders of NuGen.

The Merger is being accounted for as a reverse acquisition and recapitalization. NuGen is the acquirer for accounting purposes and NuGen Holdings is the acquiree. Accordingly, NuGen’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Merger. The accumulated deficit of NuGen is carried forward after the acquisition. Operations prior to the Merger are those of NuGen. Earnings per share for the period prior to the Merger are restated to reflect the equivalent number of shares outstanding.

Description of Business

The Company is engaged, through its wholly-owned subsidiary NuGen, in the research, development and sale of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Ashburn, VA. Our revenue is derived primarily from contract research and development services and product sales to customers in the automotive and industrial markets. We are impacted by other factors such as the continued receipt of contracts from industrial and governmental parties, our ability to protect and maintain the proprietary nature of our technology, continued product and technological advances and our ability to commercialize our products and technology.

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

For further information, refer to the audited financial statements and footnotes of the NuGen Mobility, Inc. for the years ended September 30, 2009 and 2008, included in the Company's Form 8-K as exhibit 99.1 filed with the Securities and Exchange Commission on February 4, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of NuGen Holdings, Inc, and its wholly owned subsidiaries, NuGen Mobility, Inc., and Trinterprise, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents.  The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $761,419 in excess of FDIC insurance limits as of March 31, 2010.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts. At March 31, 2010, no allowance for doubtful accounts was deemed necessary.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the six months ended March 31, 2010 and 2009 was $933 and $933, respectively.

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

Revenue and Cost Recognition

We provide contract research and development services and develop / or sell proprietary and other products. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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

Contract costs include all direct materials, subcontract and labor costs. Selling, general and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

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

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. As of March 31, 2010, there were 360,000 warrants and 2,400,000 options outstanding to purchase the Company’s common stock. These warrants have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE B – GOING CONCERN

As reflected in the accompanying financial statements, the Company has working capital of $853,395, an accumulated deficit of $3,527,658 and negative cash flows from operations of $327,335 during the six months ended March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE C – DEBT

Long-term debt consists of:
	March 31, 2010	September 30, 2009
	(UNAUDITED)
Promissory note dated August 23, 2007	$596,108	$596,108

Promissory notes dated July 13, 2007	-	230,089

Promissory note dated June 5, 2009	-	150,000

Related Parties	-	491,931

Other	10,489	11,782

	606,597	1,479,910

Less: current portion	6,791	880,571

Total long term debt	$599,806	$599,339

Pursuant to the Promissory Note dated as of August 23, 2007 the Company accrues interest on the loan at the rate of 6% per annum. Quarterly payments are made based on a formula that multiplies the revenue of NuGen’s gross revenues by 2% for calendar year 2007, 3% for calendar year 2008, 4% for calendar year 2009, 5% for calendar year 2010 and 6% for calendar year 2011 and for all subsequent years until the loan is paid in full. In all years NuGen is required to pay a minimum of $7,500 per quarter and any payment made that exceeds the amount that would be due under the formula shall be treated as an advance against subsequent quarterly amounts due in excess of the $7,500 minimum payment.

As of March 31, 2010, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage, have not exceeded the $7,500 minimum payment. The payments made have gone towards accrued interest only.  Additionally, further revenue contingent payments may be owed, in the future (see Note E – Commitments and Contingencies – below).

Pursuant to the Promissory Notes dated as of July 13, 2007, the Company accrued interest on these loans at the rate of 10% per annum. As the Company has not made payments of principal that were due in the past, the loans were in technical default. Accordingly, they are classified under the Current portion of long-term debt on the Company’s September 30, 2009 Balance Sheet. These amounts were converted to equity in January 2010 (See Note F – Stockholders’ Equity).

Pursuant to the Promissory Note dated as of June 5, 2009, the Company accrued interest on this loan at the rate of 5.6% per annum. As the note was due on demand, it is classified under the current portion of long-term debt on the Company’s September 30, 2009 Balance Sheet. These amounts were converted to equity in January 2010 (See Note F – Stockholders’ Equity).

In November 2007, the Company purchased computer equipment and issued a four year note payable, included in “Other” on the above table, in the amount of $9,326. The Company accrues interest on this loan at the rate of 18.45% per annum and makes monthly fixed payments of interest and principal.

In January 2008, the Company converted $35,650 of accounts payable, for advisory services and expenses, from a consultant into a note payable. The Company accrued interest on this loan at the rate of 1% per annum. During the six months ending March 31, 2010, $25,000 was repaid by the Company and the remaining balance was forgiven by the consultant.

In December 2009 and January 2010, the Company received $50,000 and $20,000, respectively as bridge loans. The loans bear interest at 5% per annum and were converted in January 2010 in exchange for 466,667 shares of the Company’s common stock in connection with its private placement.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE D - RELATED PARTY TRANSACTIONS

Related Parties

A significant shareholder of the Company is the brother of the Company’s Chairman, CEO and President. This shareholder loaned a total of $371,500 to the Company between August 2007 and September 2009 which is included in the Balance Sheet of the Company in Due to related parties, along with $93,976 of accrued interest at September 30, 2009. These amounts were converted to 3,103,173 shares of the Company’s common stock in January 2010 valued at a recent cash offering price (See Note F Stockholders’ Equity).

Concentration of Credit Risk

We have historically derived significant revenue from a few key customers. Revenue from one customer totaled $111,081 and $195,000 for the six months ended March 31, 2010 and 2009 respectively which was 53 percent and 79 percent of total revenue respectively. Accounts receivable from this same customer was 63 percent of total accounts receivable as of March 31, 2010, respectively

NOTE E - COMMITMENTS AND CONTINGENCIES

Pursuant to the Asset Purchase Agreement dated as of July 13, 2007 NuGen Mobility is required to pay the seller of the acquired assets sold pursuant to such agreement (the “Seller”) the following amounts from NuGen Mobility’s Gross Revenues (i) $596,108 plus accrued interest at the rate of 6% per annum plus (ii) if prior to July 13, 2014, NuGen paid the amount described in (i) in full, then NuGen shall pay each year, on a quarterly basis, 2.5% multiplied by the amount of Gross Revenues accrued in each quarter until July 13, 2014. Gross Revenues generally means the aggregate amount of (i) all fees and other revenue that NuGen actually receives from any source, (ii) the then-current fair market value of (x) the assets purchased from the seller, or (y) the business (as a going concern) or portion thereof sold or otherwise transferred to an affiliate of NuGen and / or its Chairman, President and CEO, and (iii) the proceeds from the sale or other disposition by NuGen to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern.

As part of this transaction, NuGen acquired a license agreement with an Indian manufacturer in which its technology is embedded in that manufacturer’s three-wheel Auto-Rickshaw. In connection with this contract, NuGen also agreed to assume the commitment, entered into by the Seller, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to the Seller that was converted to a conditional grant similar to the grant outlined above and assumed by NuGen in 2007. While NuGen has the agreement with the Indian export bank converting the Seller’s loan to a grant, it has not yet been formally executed (the Indian export bank agreed to postpone execution of this agreement). As of March 31, 2010 no payments are owed to the Indian export bank as the Indian manufacturer is not actively marketing its product at present and no payments are required until sales from this product are generated.

Lease Commitments

Rental expense for the six months ended March 31, 2010 and 2009 was $39,650 and $32,744 respectively.

Employment Agreements

During the quarter ending March 31, 2010, we entered into employment agreements with our Executive Chairman and Chief Executive Officer (CEO), our Chief Financial Officer (CFO)and our VP of Engineering and Programs (VP Engineering). The agreements, for the CEO, VP Engineering and CFO, provide for annual salaries, of $180,000, $160,000 and $120,000 respectively; signing bonuses of $30,000, $20,000  and $10,000 respectively; and, grants of options to purchase 900,000, 400,000 and 150,000 shares of our common stock, respectively. The shares subject to the options for the CEO and CFO have an exercise price of $0.45 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing January 1, 2010. The shares subject to the options for the VP Engineering are at an exercise price of $0.15 per share, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 2011, and February 29, 2012 subject to accelerated exercise upon a change in control as provided therein and the right to exercise his remaining option in the event of the termination of his employment.

NOTE F – STOCKHOLDERS’ EQUITY (DEFICIT)

Immediately prior to the Merger described in Note A, the Company redeemed shares of stock from certain of its pre-merger stockholders such that a total of 6,278,346 shares of the Company’s common stock were outstanding prior to the Merger.

In connection with the Merger an aggregate of 27,133,384 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) were issued to the shareholders of NuGen.

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $85,757. In addition the Company has issued 1,000,000 common shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finders fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Conversion of debt to equity

In connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a recent cash offering price of $0.15 per share) into an aggregate of 6,103,166 shares of Common Stock (“Debt Conversion”).

Contributed Capital

During the quarter ended December 31, 2009, the Company’s CEO worked for the Company without compensation. Included in Compensation expense is $37,500 of contributed capital by the CEO. Management believes its estimate of the value of this contributed service is reasonable.

Valuation of Stock-Based Awards, Common Stock and Warrants

Stock-Based Compensation

We adopted the fair value method of accounting for our stock options granted to employees which requires us to measure the cost of employee services received in exchange for the stock options, based on the grant date fair value of the award. The fair value of the awards is estimated using the Black-Scholes option-pricing model. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period which is generally two years.

We amortize the fair value of our stock-based compensation for equity awards granted on a straight-line basis, which we believe better reflects the level of service to be provided by our employees over the vesting period of the awards.

The fair value of each new employee option awarded was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Risk-free interest rate	2.2%
Expected term (in years)	2
Expected volatility	82%
Dividend yield	0%

The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.

The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by the SEC, is calculated as the average of the time-to-vesting and the contractual life of the options.

Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business, including the automotive OEM and battery technology industries, because we have no trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. Our historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor. We have not estimated our forfeiture rate as these are the first options granted by us after our merger in January 2010.

We account for stock options issued to nonemployees also based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to nonemployees is re-measured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Common Stock Valuation

We granted stock options with exercise prices equal or greater than the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there has been no public market for our common stock, our Board of Directors has determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

•     arm’s length, third-party sales of our stock; and

•     our operating and financial performance;

•     the lack of liquidity of our capital stock;

The following tables summarize all stock option and warrant grants to employees and consultants for the six months ended March 31, 2010 and 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at September 30, 2009	-	-
Granted	2,400,000	$0.40
Exercised	-
Forfeited	-
Balance at March 31, 2010	2,400,000	$0.40
Options Exercisable at March 31, 2010	200,000	$0.40
Weighted Average Fair Value of Options Granted During 2010		$0.40

Of the total options granted, 200,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of March 31, 2010:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.15	400,000	9.8 years	$0.15	33,333	$0.15
$0.45	2,000,000	9.8 years	$0.45	166,667	$0.45

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.001	360,000	.92 years	$0.001	360,000	$0.001

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

General

The Company is engaged, through its wholly-owned subsidiary NuGen, in the research, development and sale of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Ashburn, VA. Our revenue is derived primarily from contract research and development services and product sales to customers in the automotive and industrial markets.

Our merger with NuGen Holdings, Inc. has been accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of NuGen Mobility, Inc. are the historical financial statements. Accordingly, our financial statements subsequent to the merger consist of the balance sheets of NuGen Holdings, Inc. and NuGen Mobility, Inc., the historical operations of NuGen Mobility, Inc. and the operations of both NuGen Holdings, Inc. and NuGen Mobility, Inc. from January 29, 2010 (date of merger) forward. As a result of the merger, the historical financial statements of NuGen Holdings, Inc. for the period prior to January 29, 2010, are not presented herein.

We are maintaining our fiscal year end of September 30, which was the historical fiscal year end of NuGen Holdings, Inc. and NuGen Mobility, Inc.

Results of Operations

We generated revenues of $61,127 and $115,525, for the three months ending March 31, 2010 and 2009 respectively, and $211,268 and $245,525 in revenues for the six months ending March 31, 2010 and 2009, respectively. We had net losses of $492,440 and $161,456, for the three months ending March 31, 2010 and 2009, respectively, and net losses of $637,455 and $272,685 for the six months ending March 31, 2010 and 2009, respectively.

Results of Operations— Comparison of Three Months Ending March 31, 2010 and 2009

Revenues. Our sales decreased by $54,398 to $61,127 for the quarter ended March 31, 2010 from $115,525 for the quarter ended March 31, 2009. For the quarter ended March 31, 2010 we had $59,992 in sales to BSA and $1,135 in sales to a Solar Car Race participant, versus sales for the quarter ended March 31, 2009 of $65,000 to Mahindra and $50,525 to Solar Car Race participants. The sales to Mahindra and BSA were primarily for engineering services.

Gross Profit (Loss). Our gross (loss) increased by $48,460 to $(82,850) for the quarter ended March 31, 2010 from $(34,390) for the quarter ended March 31, 2009, primarily due to increases in direct labor expenses in 2010 versus 2009 as staffing levels were increased.

Operating Expenses. Our operating expenses increased by $306,447 for the quarter ended March 31, 2010 from $88,771 for the quarter ended March 31, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $209,956 due primarily to compensation of executive officers (4) in 2010 versus only one executive in 2009. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting Company as well as additional travel expenses associated with the increased number of executive officers in 2010.

Other Expenses. These expenses consist of interest expenses. Interest expenses for fiscal period ended 2010 decreased by $23,164 from $38,295 in 2009 primarily due to the conversion of a large portion of our debt to equity in January 2010. Additionally, the bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 year resulting in reduced interest expense in 2010.

Results of Operations— Comparison of Six Months Ending March 31, 2010 and 2009

Revenues. Our sales decreased by $34,257 to $211,268 for the six months ended March 31, 2010 from $245,525 for the six months ended March 31, 2009. For the six months ended March 31, 2010 the Company had $111,081 in sales to Mahindra and $99,052 in sales to BSA, and $1,135 in other sales, versus sales for the six months ended March 31, 2009 of $195,000 to Mahindra and $50,525 in sales to various Solar Car Race participants. The sales to BSA were primarily for engineering services.

Gross Profit (Loss). Our gross (loss) increased by $55,699 to $(100,957) for the six months ended March 31, 2010 from $(45,258) for the six months ended March 31, 2009, primarily due to increases in direct labor expenses in 2010 versus 2009 as staffing levels were increased.

Operating Expenses. Our operating expenses increased by $345,334 for the six months ended March 31, 2010 from $150,095 for the six months ended March 31, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $240,5541 due primarily to compensation of executive officers (4) in 2010 versus only one executive in 2009. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting Company as well as additional travel expense associated with the increased number of executive officers in 2010.

Other Expenses. These expenses consist of interest expenses. Interest expenses for fiscal 2010 decreased by $35,474 from $77,332 in 2009 primarily due to the conversion of a large portion of our debt to equity in January 2010. Additionally, the bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 year resulting in reduced interest expense in 2010.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. Although we currently believe that we have sufficient cash for the next 12 months, we are unable at present to estimate the funds we will require to execute our business plan to develop manufacture and market our products and technology and management expects that we will need to raise additional funds, which we may do through additional financings. There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us.  This raises substantial doubt about our ability to continue as a going concern.

Our working capital was $853,395, at March 31, 2010 compared to a working capital deficiency of $801,592 at September 30, 2009. Net cash used in operating activities was $327,335 and $20,160 for the six months ended March 31, 2010 and 2009, respectively. Cash flow used in operations increased primarily due to the increase in our net loss. Net cash provided by investing activities was $4,060 and $0 for the six months ended March 31, 2010 and 2009, respectively, due to cash acquired in the Merger. Net cash provided by financing activities was $1,438,077 for the six months ended March 31, 2010 versus cash flows used in financing activities of $809 in the six months ended March 31, 2009. The cash provided from financing activities in the six months ended March 31, 2010 was primarily due to the net proceeds from the sale of the Company’s equity securities as well as two bridge loans, which were converted in the private placement to common stock. These bridge loans have been included on the Company’s Statement of Stockholders’ Equity as Issuance of common stock in exchange for debt. At March 31, 2010, we had $1,173,731 of cash on hand.

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $85,757. In addition the Company has issued 1,000,000 shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finders fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock.  Also, in connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,166 shares of Common Stock (“Debt Conversion”).

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

Revenue and Cost Recognition - We manufacture proprietary products and other products. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

As part of our purchase of NGM’s assets in July 2007, we acquired a license agreement with Bajaj and agreed to assume NGM’s commitment of a conditional grant of $700,000 from The ICICI Limited, an Indian public banking company (“ICICI”), which will be paid back through a 2% royalty on the license agreement until $1,400,000 is repaid. Additionally, ICICI also provided a loan of $500,000 to NGM that was converted to a conditional grant and assumed by us in 2007. As of March 31, 2010, no payments are owed to ICICI, as Bajaj is not actively marketing its product at present, however, with the recent emphasis on electric vehicles, we currently expect that marketing of this product will begin in the next two years.

ITEM 3.

NOT REQUIRED

 ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the six months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 1A.     RISK FACTORS.

Not required.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information set forth under “Item 5. Other Information” is incorporated herein by this reference to the extent required to respond to the information required by this item.

Simultaneous with the closing of the Merger, 15,236,667 shares of Common Stock were redeemed by NuGen Holdings for a cash payment of $152.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 28, 2010	15,236,667	$0.00001	-	-

ITEM. 3.       DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 5.        OTHER INFORMATION.

In connection with the private placements completed in January/February 2010, we issued warrants to acquire 360,000 shares of our common stock. The warrants are exercisable until March 16, 2011 at an exercise price of $0.001 per share. The issuance of such warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

ITEM 6.        EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

May 21, 2010

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

May 21, 2010