Form 10-Q/A
period 2010-03-31
NUGEN HOLDINGS, INC.
filed 2010-05-25
CIK 1415603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Statement

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Form 10-Q”) of NuGen Holdings Inc. amends our Quarterly Report on Form 10-Q for the period ended March  31, 2010, filed with the Securities and Exchange Commission on May 24, 2010 (the “Original Form 10-Q”).  This Amended Form 10-Q is being filed solely to correct inadvertent typographical errors in the Original Form 10-Q. Specifically,  in the Condensed Consolidated Statement of Cash Flows, the Net loss line item should have been reflected as  “$(272,685)”  and the Accounts payable and accrued expenses line item should have been  reflected as “$88,307”.  Further, in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Results of Operations-Comparison of Six Months Ending March 31, 2010 and 2009-Operating Expenses”, the increase in our compensation expense was $240,554.

The Company has attached to this Amended Form 10-Q updated certifications executed as of the date of this Amended Form 10-Q by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-Q.

Except as described above, no other amendments are being made to the Original Form 10-Q.  This Amended Form 10-Q does not reflect events occurring after the Original Form 10-Q or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

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

The accompanying notes are an integral part of these unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(637,455)	$(272,685)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	37,500	-
Vesting of stock options	6,089	-
Depreciation expense	933	933
(Gain) loss on settlement of debt	(10,592)	42,192
Changes in operating assets and liabilities:
Accounts receivable	50,311	129,203
Prepaid expenses	(9,557)	-
Inventory	(31,543)	-
Customer deposits	156,320	(8,110)
Accounts payable and accrued expenses	110,659	88,307

Net cash used in operating activities	(327,335)	(20,160)

Cash flows from investing activities:
Cash acquired in recapitalization	4,060	-

Net cash provided by investing activities	4,060	-

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,394,243	-
Proceeds from issuance of notes payable	70,000	-
Principal payments on debt	(26,166)	(809)

Net cash provided by (used in) financing activities	1,438,077	(809)

Net increase (decrease) in cash and cash equivalents	1,114,802	(20,969)

Cash and cash equivalents at beginning of period	58,929	72,060

Cash and cash equivalents at end of period	$1,173,731	$51,091

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,845	$7,952
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$915,475	$-
Net non-cash assets and (liabilities) assumed in recapitalization	$(62,265)	$-

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

Operating Expenses. Our operating expenses increased by $345,334 for the six months ended March 31, 2010 from $150,095 for the six months ended March 31, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $240,554 due primarily to compensation of executive officers (4) in 2010 versus only one executive in 2009. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting Company as well as additional travel expense associated with the increased number of executive officers in 2010.

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

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

May 25, 2010

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

May 25, 2010