Form 10-Q
period 2010-06-30
NUGEN HOLDINGS, INC.
filed 2010-08-23
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(703) 858-0036
(Registrant’s telephone number, including area code)

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
Yes ☐   No ☒

Common stock outstanding ($.001 par value) as of August 23, 2010: 50,381,564 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010

(UNAUDITED)

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$517,484	$58,929
Accounts receivable, net	86,249	214,006
Prepaid expenses	13,709	5,491
Inventory	186,224	-

Total current assets	803,666	278,426

Machiney & Equipment, Net	12,832	5,596
Other Assets	7,365	7,365

	$823,863	$291,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of long term liabilities	$9,005	$388,640
Accounts payable and accrued expenses	339,182	199,447
Customer deposits	150,000	-
Due to related parties	-	491,931

Total current liabilities	498,187	1,080,018

Long-Term Notes Payable	597,169	599,339

Total liabilities	1,095,356	1,679,357

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized, 50,381,564 and 27,133,384 shares issued and outstanding	50,382	27,133
Additional paid-in capital	3,752,848	1,475,100
Accumulated deficit	(4,074,723)	(2,890,203)
Total stockholders' deficit	(271,493)	(1,387,970)

	$823,863	$291,387

The accompanying notes are an integral part of these condensed unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Nine Months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$50,126	$292,226	$261,394	$537,751

Direct costs	22,534	13,707	46,537	95,734
Direct labor	158,615	141,043	446,837	349,799

Gross profit (loss)	(131,023)	137,476	(231,980)	92,218

Operating expenses
Compensation	245,817	57,610	571,637	142,876
Rent & office	25,240	30,629	73,147	72,566
Professional fees	51,288	-	83,612	2,870
Travel expenses	63,558	10,157	126,098	17,129
Other general and administrative expenses	21,666	9,759	48,504	22,809
Total operating expenses	407,569	108,155	902,998	258,250

Net loss from operations	(538,592)	29,321	(1,134,978)	(166,032)

Other income and (expense)
Interest income	676	-	1,465	-
Interest expense	(9,149)	(39,482)	(51,007)	(116,814)
Total other income and (expense)	(8,473)	(39,482)	(49,542)	(116,814)

Net loss	$(547,065)	$(10,161)	$(1,184,520)	$(282,846)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	50,381,564	27,133,384	39,840,063	27,133,384

The accompanying notes are an integral part of these condensed unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)
From October 1, 2009 to June 30, 2010

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at September 30, 2009	-	$-	27,133,384	$27,133	$1,475,100	$(2,890,203)	$(1,387,970)

Contributed services	-	-	-	-	37,500	-	37,500

Recapitalization	-	-	6,278,346	6,279	(68,544)	-	(62,265)

Issuance of common stock for cash, net	-	-	9,866,668	9,866	1,384,377	-	1,394,243

Issuance of common stock in exchange for debt	-	-	6,103,166	6,104	909,371	-	915,475

Issuance of common stock for services in connection with private placement	-	-	1,000,000	1,000	(1,000)	-	-

Vesting of stock options	-	-	-	-	16,044	-	16,044

Net loss from October 1, 2009 to June 30, 2010	-	-	-	-	-	(1,184,520)	(1,184,520)

Balance at June 30, 2010	-	$-	50,381,564	$50,382	$3,752,848	$(4,074,723)	$(271,493)

The accompanying notes are an integral part of these condensed unaudited financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,184,520)	$(282,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	37,500	-
Vesting of stock options	16,044	-
Depreciation expense	1,399	1,399
Gain on settlement of debt	(10,592)	-
Changes in operating assets and liabilities:
Accounts receivable	127,757	(111,406)
Prepaid expenses	(6,623)	-
Inventory	(186,224)	-
Customer deposits	150,000	10,390
Accounts payable and accrued expenses	80,951	204,226

Net cash used in operating activities	(974,308)	(178,237)

Cash flows from investing activities:
Cash acquired in recapitalization	4,060
Purchase of property and equipment	(8,635)	-

Net cash used in investing activities	(4,575)	-

Cash flows from financing activities:
Proceeds from sale of common stock, net	1,394,243	-
Proceeds from issuance of notes payable	70,000	150,000
Principal payments on debt	(26,805)	(1,503)

Net cash provided by financing activities	1,437,438	148,497

Net increase (decrease) in cash and cash equivalents	458,555	(29,740)

Cash and cash equivalents at beginning of period	58,929	72,060

Cash and cash equivalents at end of period	$517,484	$42,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,474	$23,421
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$915,475	$-
Net non-cash assets and (liabilities) assumed in recapitalization	$(62,265)	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

On January 29, 2010, InovaChem, Inc., a Delaware corporation, completed the acquisition of NuGen Mobility, Inc., a Delaware corporation (“NuGen” or “NuGen Mobility”), pursuant to the Merger Agreement dated January 29, 2010(the “Merger Agreement”), by and among InovaChem, Inc., NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of InovaChem, Inc. Pursuant to the terms of the Merger Agreement, NuGen merged (the “Merger”) with and into InovaChem Mergerco II, and NuGen, as the surviving corporation, became a wholly-owned subsidiary of InovaChem, Inc. On February 26, 2010, the board of directors and stockholders approved an amendment to the Company’s Certificate of Incorporation changing the Company’s name from InovaChem, Inc. to NuGen Holdings, Inc. (the “Company” or “NuGen Holdings”). The Certificate of Amendment to the Certificate of Incorporation became effective on March 4, 2010.

Upon the closing of the Merger contemplated by the Merger Agreement, each issued and outstanding share of NuGen’s common stock was converted into 24,422.48 shares of NuGen Holdings’ common stock. As a result, an aggregate of 27,133,384 shares of NuGen Holdings’ common stock, par value $0.001 per share (“Common Stock”) were issued to the two shareholders of NuGen. Simultaneous with the closing of the Merger, 15,236,667 shares of Common Stock were redeemed by NuGen Holdings for a cash payment of $152. Following the redemption of these shares, the two shareholders of NuGen owned approximately 81% of NuGen Holdings.

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

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $141,359 in excess of FDIC insurance limits as of June 30, 2010.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)
Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts. At June 30, 2010, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At June 30, 2010 the Company had $186,224 of work in process inventory.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended June 30, 2010 and 2009 was $1,399 and $1,399, respectively.

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

Revenue and Cost Recognition

We currently generate revenue primarily from contract research and development services and may derive additional revenues in the future from the sale of our products to customers. Our products are specialty electric drive engines and related components. These products are a direct result of the services to design and build each unit, which each are built to each customer’s specifications. We account for the products sold as one unit. We intend in the future to derive revenue from sales of products and will recognize the sale at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

Some customers are asked to provide deposits prior to the Company accepting their orders. Customer Deposits are reflected on the balance sheet as a current liability and are reclassified to revenue at the time when title to the goods and the benefits and risks of ownership passes to the customer.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation . Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is antidilutive. As of June 30, 2010, there were 360,000 warrants and 2,400,000 options outstanding to purchase the Company’s common stock. These warrants have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

NOTE B – GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has working capital of $305,479, an accumulated deficit of $4,074,723 and negative cash flows from operations of $974,308 during the nine months ended June 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE C – DEBT

Long-term debt consists of:
	June 30, 2010	September 30, 2009
	(UNAUDITED)
Promissory note dated August 23, 2007	$596,108	$596,108

Promissory notes dated July 13, 2007	-	230,089

Promissory note dated June 5, 2009	-	150,000

Related Parties	-	491,931

Other	10,066	11,782

	606,174	1,479,910

Less: current portion	9,005	880,571

Total long term debt	$597,169	$599,339

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

As of June 30, 2010, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage, have not exceeded the $7,500 minimum payment. The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note E – Commitments and Contingencies – below).

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

In January 2008, the Company converted $35,650 of accounts payable, for advisory services and expenses, from a consultant into a note payable. The Company accrued interest on this loan at the rate of 1% per annum. During the nine months ending June 30, 2010, $25,000 was repaid by the Company and the remaining balance was forgiven by the consultant.

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

Concentration of Credit Risk

We have historically derived significant revenue from a few key customers. Revenue from one of our customers totaled $117,624 and $465,503 for the nine months ended June 30, 2010 and 2009 respectively which was 45 percent and 87 percent of total revenue respectively. Revenue from another customer totaled 114,676 for the nine months ended June 30, 2010 which was 44 percent of our 2010 revenues. Accounts receivable from these two customers equaled 95 percent of our total accounts receivable as of June 30, 2010.

NOTE E - COMMITMENTS AND CONTINGENCIES

In August 2007, our subsidiary, NuGen Mobility entered into an asset purchase agreement pursuant to which it acquired substantially all of the assets, and specified liabilities of New Generation Motors Corporation, a Delaware corporation. The agreement requires the payment to New Generation Motors of $1,000,000 pursuant to a promissory note, which bears simple interest at the rate of six percent. The principal amount of this note was reduced to $596,108 by the application of $403,892 in credits. These credits consist of (i) an aggregate of $273,741 in operational loans made by our principal shareholders to New Generation Motors to allow them to continue operations prior to August 2007, (ii) $101,804 in customer deposits that they retained though we were responsible for fulfilling such customer orders, and (iii) $29,068 in amounts we agreed to pay to New Generation Motors’s landlord for back rent.

The principal and interest on the loan is to be repaid, on a quarterly basis, until all amounts due thereon have been paid. The amount of each payment is equal to the greater of (i) $7,500 and (ii) the product obtained by multiplying our Gross Revenues (as defined) for the quarter by the applicable percentage rate. The applicable percentage rate increases by one percentage point per year beginning at 2% for 2007 increasing to 6% for 2011 and all subsequent years. The payment is first applied to the accrued interest on the loan and the remainder, if any, to the principal amount owed. As of the date hereof, an aggregate of $75,000 has been paid (10 quarterly payments of $7,500 per quarter) and all of the payments have been applied to accrued interest. Accordingly, the principal balance of the loan has been $596,108 since August 2007.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

In addition, if prior to July 13, 2014 we have paid this note in full, we are also required to pay until July 13, 2014, on a quarterly basis, the product obtained by multiplying 2.5% by the Gross Revenues in the applicable quarter. Gross Revenues is defined as (i) all fees and other revenue that NuGen Mobility receives from any source, (ii) the then-current fair market value of (x) the assets purchased from New Generation Motors, or (y) the business (as a going concern) or portion thereof sold or otherwise transferred to our affiliate, and (iii) the proceeds from the sale or other disposition by NuGen Mobility to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern. To date, we have not been required to make any such payments.

As part of this transaction, NuGen acquired a license agreement with an Indian manufacturer in which its technology is embedded in that manufacturer’s three-wheel Auto-Rickshaw. In connection with this contract, NuGen also agreed to assume the commitment, entered into by the Seller, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to the Seller. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). The Company reached such agreement with the Indian export bank but the Company and such bank never ratified such agreement. As of June 30, 2010 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Lease Commitments

Rental expense for the nine months ended June 30, 2010 and 2009 was $61,478 and $59,099 respectively.

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

In connection with the Merger an aggregate of 27,133,384 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) were issued to the shareholders of NuGen. Following the redemption of the shares, the two shareholders of NuGen owned approximately 81% of NuGen Holdings.

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $85,757. In addition the Company has issued 1,000,000 common shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock.

Conversion of debt to equity

In connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a recent cash offering price of $0.15 per share) into an aggregate of 6,103,166 shares of Common Stock (“Debt Conversion”). As the shares were valued at a recent cash offering price, no gain or loss was recorded on the conversion.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

Stock-based compensation expense for the nine months ended June 30, 2010 and 2009 was $16,044 and $0, respectively.

Common Stock Valuation

We granted stock options with exercise prices equal or greater than the fair value of our common stock as determined at the date of grant by our Board of Directors. Because there has been no public market for our common stock, our Board of Directors has determined the fair value of our common stock by considering a number of objective and subjective factors, including the following:

• arm’s length, third-party sales of our stock; and

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

• our operating and financial performance;

• the lack of liquidity of our capital stock;

Equity Awards

On February 9, 2010, pursuant to the 2010 Stock Option Plan, the Company granted options to acquire an aggregate of 2,000,000 shares of the Company’s common stock to several executive officers and employees. Subject to vesting, these options are exercisable during the ten years from the grant date at an exercise price of $0.45 per share. The options vest pro rata in 24 equal monthly installments as of the last day of each fiscal month, with the first installment vesting as of January 1, 2010. All of the options vest immediately upon a Change of Control Event. These options terminate immediately following the termination of such person’s employment with the Company for “Cause” (as defined in such employee’s employment agreement described above and other than Cause relating to the employee’s material uncured breach of his employment agreement in which case the options terminate in accordance with their stated term) and 180 days after such person voluntarily terminates his employment other than for “Good Reason” (as defined in such person’s employment agreement.

On February 11, 2010, the Company granted an option to acquire an aggregate of 400,000 shares of its common stock to an executive officer of the Company at an exercise price of $0.15 per share, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 2011, and February 29, 2012, subject to accelerated exercise upon a change in control and the right to exercise the remaining option in the event of the termination of employment.

The following tables summarize all stock option and warrant grants to employees and consultants for the nine months ended June 30, 2010 and 2009, and the related changes during these periods are presented below.
	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at September 30, 2009	-	-
Granted	2,400,000	$0.40
Exercised	-
Forfeited	-
Balance at June 30, 2010	2,400,000	$0.40
Options Exercisable at June 30, 2010	479,167	$$0.40
Weighted Average Fair Value of Options Granted During 2010		$$0.40

Of the total options granted, 479,167 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of June 30, 2010:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.15	400,000	9.5 years	$0.15	83,333	$0.15
$0.45	2,000,000	9.5 years	$0.45	395,833	$0.45

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.001	360,000	.67 years	$0.001	360,000	$0.001

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We caution readers that this Report includes “forward-looking statements” ..Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this Report. These factors include, but are not limited to:

general economic conditions,

•	our ability to evaluate and predict our future operations and expenses, being an early stage development company with limited assets and no current operations,

•	the possibility of future product-related liability claims,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

•	expenses involved in protecting our intellectual property and trade secrets,

•	our ability to attract and retain key management, technical, and research and development personnel,

•	our ability to research and develop new technology, products and design and manufacturing techniques,

•	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,

•	anticipated and unanticipated trends and conditions in our industry,

•	our ability to predict consumer preferences,

•	changes in the costs of operation,

•	our ability to compete,

•	our ability to manage growth and carry out growth strategies, including international expansion,

•	possible necessity of obtaining government approvals for both new and continuing operations,

•	risks, expenses and requirements involved in operating in various foreign markets, including India and China,

•	exposure to foreign currency risk and interest rate risk,

•	possible foreign import controls and United States-imposed embargoes,

•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

•	other factors set forth in this Report.

You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Recent Developments

On January 29, 2010, we completed the acquisition of NuGen Mobility. As a result of this merger, we are now engaged in the research, development and sale of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Ashburn, VA.

Our revenue is derived primarily from contract research and development services and product sales to customers in the automotive and industrial markets.

Our merger with NuGen Mobility has been accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of NuGen Mobility are the historical financial statements. Accordingly, our financial statements subsequent to the merger consist of the balance sheets of NuGen Holdings, Inc. and NuGen Mobility, Inc., the historical operations of NuGen Mobility, Inc. and the operations of both NuGen Holdings and NuGen Mobility from January 29, 2010 (date of merger) forward. As a result of the merger, the historical financial statements of NuGen Holdings, Inc. for the period prior to January 29, 2010, are not presented herein.

We currently generate revenue primarily from contract research and development services and may derive additional revenues in the future from the sale of its products to customers. Our products are specialty electric drive engines and related components. These products are currently being sold directly to OEMs pursuant to technical assistance agreements. The agreements generally provide for us to engineer our products to run in various platforms (e.g. vehicles, electric generators and motors). Our products are used primarily to convert electrical power into mechanical power so that mechanical power can be  used to propel a vehicle or run a generator. As our products are adapted for a particular application, our product sale is customarily included in an engineering service component. Accordingly, the Company reflects its revenue in one line on its financial statements.

Results of Operations

We generated revenues of $50,126 and $292,226, for the three months ending June 30, 2010 and 2009 respectively, and $261,394 and $537,751 in revenues for the nine months ending June 30, 2010 and 2009, respectively, We had net losses of $547,065 and $10,161, for the three months ending June 30, 2010 and 2009, respectively, and net losses of $1,184,520 and $282,846 for the nine months ending June 30, 2010 and 2009, respectively.

Results of Operations— Comparison of Three Months Ending June 30, 2010 and 2009

Revenues. Our sales decreased by $242,100 to $50,126 for the quarter ended June 30, 2010 from $292,226 for the quarter ended June 30, 2009. For the quarter ended June 30, 2010 we had $6,543 in sales to Mahindra, $15,624 in sales to BSA Motors and $27,959 in sales to Solar Car Race participants, versus sales for the quarter ended June 30, 2009 of $270,503 to Mahindra and $21,723 to various Solar Car Race participants. The sales to Mahindra and BSA Motors were primarily for engineering services.  The changes in sales are attributable to 2010 sales pursuant to the Company’s Technical Assistance Agreement with Mahindra dated June 9, 2009 (Exhibit 10.5) versus 2009 sales pursuant to the Company’s Technical Assistance Agreement with Mahindra dated February 22, 2008. Additionally our products are generally sold directly to original equipment manufacturers and that as our products are often adapted for a particular application, the product sale customarily includes an engineering service component as well. The nature of the 2008 Agreement involved higher direct costs for raw materials than the 2009 Agreement. Labor for the 2009 Agreement was higher than the 2008 Agreement. Accordingly, the margins were affected by the change in the contract not the change of customers.

Gross Profit (Loss). Our gross (loss) was $131,023 for the quarter ended June 30, 2010 versus a gross profit of $137,476 for the quarter ended June 30, 2009, primarily due to lower revenues in 2010 and increases in direct labor expenses in 2010 versus 2009 as staffing levels were increased.

Operating Expenses. Our operating expenses increased by $299,414 for the quarter ended June 30, 2010 from $108,155 for the quarter ended June 30, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $188,207. $71,959 of the increase was due primarily to the increase of the number of executive officers receiving compensation (four officers in 2010 compared to only one executive in 2009) and an increase in rates of compensation paid to such officers and increases for non-officers. We currently estimate that the current compensation rates will remain steady in the short term. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting company as well as additional travel expenses associated with the increased number of executive officers in 2010.

Other Expenses. These expenses consist of interest expenses. Interest expenses for fiscal period ended 2010 decreased by $30,333 from $39,482 in 2009 primarily due to the conversion of a large portion of our debt to equity in January 2010. Additionally, the bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 year resulting in reduced interest expense in 2010.

Results of Operations— Comparison of Nine months Ending June 30, 2010 and 2009

Revenues. Our sales decreased by $276,357 to $261,394 for the nine months ended June 30, 2010 from $537,751 for the nine months ended June 30, 2009. For the nine months ended June 30, 2010 the Company had $117,624 in sales to Mahindra, pursuant to our Technical Assistance Agreement dated June 9, 2009, and $114,676 in sales to BSA Motors, and $29,094 in sales to various Solar Car Race participants, versus sales for the nine months ended June 30, 2009 of $465,503 to Mahindra, pursuant to our Technical Assistance Agreement dated February 22, 2008 and $72,248 in sales to various Solar Car Race participants. The sales to BSA Motors were primarily for engineering services.

Gross Profit (Loss). Our gross (loss) was $231,980 for the nine months ended June 30, 2010 versus a gross profit of $92,218 for the nine months ended June 30, 2009, primarily due to lower revenues in 2010 and  increases in direct labor expenses in 2010 versus 2009 as staffing levels were increased.

Operating Expenses. Our operating expenses increased by $644,748 for the nine months ended June 30, 2010 from $258,250 for the nine months ended June 30, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $428,761. $215,650 of the increase was due primarily to the increase in the number of executive officers receiving compensation (four in 2010 compared to only one executive in 2009) and an increase in rates of compensation paid to such officers and increases for non-officers. We currently estimate that the current compensation rates will remain steady in the short term. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting Company as well as additional travel expense associated with the increased number of executive officers in 2010.

Other Expenses. These expenses consist of interest expenses. Interest expenses for fiscal 2010 decreased by $65,807 from $116,814 in 2009 primarily due to the conversion of a large portion of our debt to equity in January 2010. Additionally, the bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 year resulting in reduced interest expense in 2010.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately November 2010 (without giving effect to exercise of options to acquire our Series A Preferred Stock which if exercised, as to which no assurance can be given, would raise between $500,000 to $700,000) and we will require additional funds to continue operations thereafter. Though we intend to seek additional funding there can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2009 and 2008 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company or merger with or into another company.

Our working capital was $305,479, at June 30, 2010 compared to a working capital deficiency of $801,592 at September 30, 2009. Net cash used in operating activities was $974,308 and $178,237 for the nine months ended June 30, 2010 and 2009, respectively. Cash flow used in operations increased during the most recent nine months primarily due to the increase in our net loss. Cash flows from financing activities provided, in the nine months ended June 30, 2010, $1,437,438 and was primarily due to the net proceeds from the sale of the Company’s equity securities as well as two bridge loans, which were converted in the private placement to common stock. At June 30, 2010, we had $517,484 of cash on hand.

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

 As of June 30 2010, the Company had a total of $606,174 of debt outstanding. The primary component of this total, $596,108 owed to New Generation Motors, is the only material financing agreement the Company has in place at the present time. The Company also has the potential exercise of options to acquire our Series A Preferred Stock which could raise between $500,000-$700,000. The Company is not currently in default with respect to any material financing arrangement.

At September 30, 2009 and 2008, the loans with Four M International, Inc. and Jardine Capital Corp. were in technical default. Accordingly, they are classified under the Current portion of long-term debt on the Company’s Balance Sheets. These loans were converted to equity in the Merger in January 2010.

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

Revenue and Cost Recognition. We provide contract research and development services and develop / or sell proprietary and other products. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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

Customer Deposits. The Company requires some customers to provide deposits prior to the Company accepting their orders. Customer Deposits are reflected on the balance sheet as a current liability and are reclassified to revenue at the time when title to the goods and the benefits and risks of ownership passes to the customer. Customer deposits totaled $150,000 at June 30, 2010.

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

Off Balance Sheet Arrangements

In August 2007, our subsidiary, NuGen Mobility entered into an asset purchase agreement pursuant to which it acquired substantially all of the assets, and specified liabilities of New Generation Motors Corporation, a Delaware corporation. The agreement requires the payment to New Generation Motors of $1,000,000 pursuant to a promissory note, which bears simple interest at the rate of six percent. The principal amount of this note was reduced to $596,108 by the application of $403,892 in credits. These credits consist of:

(i)	an aggregate of $273,741 in operational loans made by our principal shareholders to New Generation Motors to allow them to continue operations prior to August 2007,
(ii)	$101,804 in customer deposits that they retained though we were responsible for fulfilling such customer orders, and
(iii)	$29,068 in amounts we agreed to pay to New Generation Motors’s landlord for back rent.
The principal and interest on the loan is to be repaid, on a quarterly basis, until all amounts due thereon have been paid. The amount of each payment is equal to the greater of:

(i)	$7,500, and
(ii)	the product obtained by multiplying our Gross Revenues (as defined) for the quarter by the applicable percentage rate.

The applicable percentage rate increases by one percentage point per year beginning at 2% for 2007 increasing to 6% for 2011 and all subsequent years. The payment is first applied to the accrued interest on the loan and the remainder, if any, to the principal amount owed. As of the date hereof, an aggregate of $ 67,500 has been paid (nine quarterly payments of $7,500 per quarter) and all of the payments have been applied to accrued interest. Accordingly, the principal balance of the loan has been $596,108 since August 2007.

In addition, if prior to July 13, 2014 we have paid this note in full, we are also required to pay until July 13, 2014, on a quarterly basis, the product obtained by multiplying 2.5% by the Gross Revenues in the applicable quarter. Gross Revenues is defined as

(i) all fees and other revenue that NuGen Mobility receives from any source,
(ii) the then-current fair market value of  (x)the assets purchased from New Generation Motors, or  (y)the business (as a going concern) or portion thereof sold or otherwise transferred to our affiliate, and
(iii) the proceeds from the sale or other disposition by NuGen Mobility to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern. To date, we have not been required to make any such payments.

Included in the purchased assets is a license agreement with Bajaj Auto Ltd. pursuant to which they have licensed our technology. Bajaj Auto is an Indian based manufacturer of two and three-wheel vehicles. The license agreement covers our technology which is embedded in the Bajaj three-wheel Auto-Rickshaw.

As part of this asset purchase agreement, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that they had received from The ICICI Limited, an Indian public banking company. This conditional grant is only required to be paid back once Bajaj begins paying us the licensing fees mentioned above. We will then be obligated to pay ICICI a royalty on the licensing fees received from Bajaj agreement until $1,400,000 is repaid based upon a schedule in the agreement. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001) . In 2006, both New Generation Motors and ICICI agreed to convert this second 500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. However we do not have a signed document indicating such agreement.

As of June 30, 2010, no payments are owed to ICICI, as Bajaj is not actively marketing its product at present.

Accounting Treatment

The Merger was accounted for as a reverse acquisition and recapitalization. NuGen was the acquirer for accounting purposes and NuGen Holdings, formerly InovaChem, was the acquiree. Accordingly, NuGen’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Merger. The accumulated deficit of NuGen is carried forward after the acquisition. Operations prior to the Merger are those of NuGen. Earnings per share for the period prior to the Merger are restated to reflect the equivalent number of shares outstanding.

ITEM 3.

NOT REQUIRED

ITEM 4(T).

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the nine months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 1A.             RISK FACTORS

Not required.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM. 3.               DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                REMOVED AND RESERVED

ITEM 5.                OTHER INFORMATION

None

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

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

August 23, 2010

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

August 23, 2010