Form 10-K
period 2010-09-30
NUGEN HOLDINGS, INC.
filed 2011-01-13
CIK 1415603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-52865

NUGEN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1946130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44645 Guilford Drive
Suite 201
Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if a smaller reporting company)         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $2,725,001.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 56,294,064 shares of common stock, $0.001 par value, were outstanding on January 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

NuGen Holdings, Inc.
FORM 10-K

PART I
ITEM 1. BUSINESS

Corporate Background

We were incorporated as a Delaware corporation on September 27, 2007 under the name “Expedite 1, Inc.” for the purpose of acquiring an operating business. On February 11, 2008, Exchequer, Inc., an entity affiliated with Henry Toh, our Vice Chairman purchased all of the 100,000 outstanding shares of our common stock from the original sole stockholder for $97,000. We were then renamed InovaChem, Inc. Following the purchase, we declared a stock dividend of 8.7 shares for every share of our common stock issued and outstanding, and accordingly, issued pursuant to such stock dividend, 870,000 shares of common stock to Exchequer, Inc. Contemporaneously therewith, we also issued 1,530,000 shares of common stock to five investors for an aggregate purchase price of $153,000, of which Exchequer purchased 30,000 shares for $3,000.

In June 2008, we acquired, through a reverse subsidiary merger, Trinterprise LLC. As a result of this merger, the owners of Trinterprise became the owners of approximately 80% of our outstanding common stock. We contemplated that as a result of the Trinterprise acquisition that we would be engaged in the production and sale of sucralose and would pursue a strategic plan to reduce certain food, pharmaceutical and other products’ costs by using new technologies. Due to the uncertainty of the state of the economy and the inability to raise needed capital, InovaChem was unable to pursue this opportunity, abandoned this strategic plan and sought to acquire an operating company, which culminated in January 2010 in our acquisition of NuGen Mobility, Inc. We continue to own the net assets (approximately $(62,000)) of the Trinterprise business though we do not have any intention of exploiting such assets. Until our acquisition of NuGen Mobility, we had not engaged in any significant operational activities and our business activities have generally been limited to organizational matters, the filing of reports with the SEC and the search for a viable business opportunity.

NuGen was organized as a Delaware corporation on September 8, 2006 under the name “NuGen Mobility, Inc.” for the purpose of engaging in research, development and manufacture of permanent magnet electric motors and related electric controls.

In August 2007, NuGen acquired substantially all of the assets, and certain liabilities of New Generation Motors Corporation, a Delaware corporation organized in May 2001, related to its business of designing, manufacturing, marketing and licensing axial flux and other electric motors. NuGen Mobility and New Generation Motors had different boards of directors, different officers and different stockholders. Some of New Generation Motors engineers were hired by NuGen Mobility. Eric Takamura, the Company’s chief executive officer, had a minor interest (1.75% ownership) in New Generation Motors, where he served as chief operating officer. Mr. Takamura believed that the New Generation Motors board and stockholders were not taking an active role in the company and it was effectively insolvent. Believing in its value and potential, Mr. Takamura decided to form NuGen Mobility and purchase New Generation Motors’ assets. None of New Generation Motors' shares were held by our affiliates at the time of NuGen Mobility's acquisition of the assets of New Generation Motors.

We have used our technology in the solar racing car business, which market requires the most advanced systems and technology. This offers us a market segment that allows for continued research and development to test products in extreme conditions so that we may apply the technology and lessons learned to primary commercial markets. Using our technology in solar cars has been beneficial in adopting our technology, at minimal cost for use in various platforms. We need to constantly ensure that our technology is adaptable to different platforms; having our technology utilized in the solar car competition provides us with a low cost opportunity to test our technology.

Recent Developments and Change in Control

Merger and Changes in Control

On January 29, 2010, pursuant to the Merger Agreement dated January 29, 2010 by and among NuGen Holdings, formerly known as InovaChem, NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of NuGen Holdings, and the other parties identified therein, InovaChem Mergerco II merged with and into NuGen, and NuGen, as the surviving corporation, became a wholly-owned subsidiary of NuGen Holdings.

Upon the closing of this merger (the “Merger”), each issued and outstanding share of NuGen’s common stock was converted into 24,422.48 shares of NuGen Holding’s common stock. As a result, an aggregate of 27,133,384 shares of our common stock, par value $0.001 per share were issued to the two shareholders of NuGen, Eric Takamura, our Chairman, Chief Executive Officer and President, and Ron Takamura.

Effective upon the closing of the Merger, William Zuo, Shao Jun Xu and Xiaojing Li resigned from all of their respective positions as officers and directors of Inovachem. On the same date, the board of directors appointed Eric Takamura as Chairman, Chief Executive Officer, President and a director and John Salatino as Vice President of Engineering and Programs. Henry Toh retained his position as Vice Chairman of our board of directors and Executive Vice President of Corporate Development, Alan Pritzker retained his position as Chief Financial Officer and Michael Kleinman remained on the board of directors of our company.

On February 26, 2010, our board of directors and stockholders approved an amendment to our Certificate of Incorporation changing our name from InovaChem, Inc. to NuGen Holdings, Inc., which name change became effective in Delaware on March 4, 2010.

Debt Conversion and Redemption

In connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,167 shares of common stock (“Debt Conversion”). Included in this amount was $465,476 of indebtedness owed Ronald Takamura, brother of our Chairman and CEO and $57,938 of indebtedness owed to Four M International. Henry Toh, Vice Chairman of our board of directors and an officer of our company is an officer and director of Four M International.

Simultaneous with the closing of the Merger, 15,236,667 shares of common stock were redeemed by NuGen Holdings for a cash payment of $152. Included in this amount was 5,884,167 shares redeemed from our former Chairman & CEO, William Zuo; 5,884,167 shares redeemed from our former Secretary and VP, Xiaojing Li; 71,667 shares redeemed from our current officer and director, Henry Toh; and 3,433,333 shares redeemed from our former Chief Science and Technical Officer, Shao Jun Xu.

Private Placement

On February 11, 2010, we closed on the private placement and we issued an aggregate of 9,866,668 shares of common stock in a private placement (the “Private Placement”) at a purchase price of $0.15 per share for aggregate gross proceeds of approximately $1,480,000. Said amount excludes 466,667 shares issued to an individual upon conversion of his $70,000 accounts payable. Each investor in such private placement had the right to purchase an option from Eric Takamura, our Chairman, Chief Executive Officer, President and a director, to purchase until January or February 2012, up to 50,000 shares of his common stock for an exercise price of $0.50 per share. The purchase price of this option was $250, and an aggregate of 2,595,000 shares are subject to purchase from Eric Takamura. We accepted some investments for less than $25,000 and there were also investors who chose to purchase fewer options than they were entitled to purchase. A total of 33 investors purchased options to purchase an aggregate of 2,595,000 shares.

In connection with this private placement, we issued Martinez-Ayme Securities (“Martinez”), the placement agent, 1,000,000 shares of common stock and a cash commission of $52,725 as a result of the consummation of the Private Placement.

In connection therewith, Mr. Takamura, our chief executive officer, pledged 1,000,000 shares of common stock he owns to a representative of eleven of the investors to secure his obligation to transfer to such investors his shares if we issue prior to August 11, 2011, with certain exceptions, shares of common stock or securities convertible into common stock at a price below $0.15 per share. We also entered into an agreement with a representative of these eleven accredited investors confirming that such investors have the right, but not the obligation, to purchase, in the aggregate, a minimum of $500,000 and a maximum of $700,000 of our Class A Preferred Stock (the “Preferred Stock”) at a price of $0.15 per share. This right is exercisable beginning on the effective date of our registration statement until August 10, 2010, subject to a 60 day extension if the registration statement is not effective by August 10, 2010. The investors may exercise this right on August 10, 2010 even if the registration statement is not effective by such date. Although we have not been contacted by these persons or their representatives, we believe that the investors may have the right to exercise their right to purchase the Preferred Stock even though the 60 day period has expired. We also issued the representative of such investors warrants to acquire until March 16, 2011, 360,000 shares of our common stock at an exercise price of $0.001 per share. We have not yet filed a certificate of designation designating this Preferred Stock. Since we have not heard from the investors or their counsel, negotiations regarding the terms of the certificate of designation with respect to the Series A Preferred Stock have not commenced. When authorized, we expect that the preferred stock will be convertible into one share of common stock and be subject to adjustment for issuances of securities to third parties at a price less than $0.15 per share on a “full-ratchet basis” (i.e., so that we shall issue, free of charge to each holder of such preferred stock, such additional shares of Preferred Stock so that the total number of shares held by the such holder equals that number that would have been issued at the lower price) during the 18 months following a closing with respect to such issuance. We also expect to provide the holders pre-emptive rights and the right to designate one person to serve as a member of our board of directors. Upon exercise of the right to purchase the Preferred Stock, the investors will also receive options, warrants or other similar rights to acquire our common stock equal to the total value of the investors’ investment in the Preferred Stock, based on a share value of $0.15 per share. Since we have not commenced negotiating the terms of the certificate of designation, we are unsure as to the form the options, warrants or similar rights would take. We have not heard from the potential purchasers of the preferred stock or their counsel regarding this transaction. However, there will be included in either the terms of the Preferred Stock or pursuant to a separate convertible security, the right to purchase an additional share of common stock from Mr. Eric Takamura at $0.15 per share.

We tentatively agreed that if we would ever grant certain rights to shareholders holding a prescribed percentage of our stock, the holders of the preferred shares would have the right to cumulate their shareholdings to determine if they are entitled to such rights. For example, if we would ever provide that more than 70% of the holders of our shares could require us to file a registration statement on their behalf, the holders of the preferred shares could aggregate their holdings to be part of that group. We also agreed to give these 11 investors an additional 10% of the value of their investment in preferred stock based on a share value of $0.15 per share. The exact value of such additional equity and the form of the additional consideration and the method for determining such value has not yet been negotiated and is presently unknown. If and when the preferred shares are purchased, each investor will also have the right for 18 months to purchase shares of common stock from Mr. Takamura for an exercise price of $0.50 per share.

Business

We are, through our NuGen subsidiary, engaged in the development, design, and marketing of a technology related to creating a permanent magnet electrical motor systems. Our revenue is derived primarily from contract research and development engineering services. Our technology relates to specialty electric drive engines and related components. This technology is currently being sold directly to original equipment manufacturers (“OEMs”) pursuant to technical assistance agreements. The agreements generally provide for us to engineer our technology to run in various platforms (e.g. vehicles, electric generators and motors) and to be adapted to a customer’s particular application. We offer these services from our facility located in Virginia, to customers that require high-efficiency, reliable, compact permanent magnet electrical motor systems, controllers, vehicle interface modules (including energy storage, management and monitoring systems) and related software. Our technology is used primarily to convert electrical power into mechanical power so that mechanical power can be used to propel a vehicle or run a generator and may be used in markets ranging from electric/hybrid electric vehicles to materials handling equipment, distributive power, ground support equipment, motion control, and military systems.

Our high-efficiency, compact motors, controllers, energy storage management and monitoring systems (a related component to the drive system that monitors and manages the use of an energy storage system such as, but not limited to, a battery) and related software have applications in markets ranging from electric/hybrid electric vehicles to materials handling equipment, distributive power, ground support equipment, motion control, and military applications.

Our proprietary, variable gap, axial flux technology (for these purposes, a motor in which the magnetic fields run parallel to the access of rotation) combines:

•	very high efficiency and torque density capability(generally, the amount of turning force in relation to weight of the electro-magnetic components of the motor);and

•	low or zero emissions.

Our current business plan is to expand on our established technology and market presence in the sale of proprietary and highly efficient, variable gap, axial flux, permanent magnet electric motors ranging from 1kW (to drive a two wheel vehicle) to 120 kW(to drive a truck or bus), for a broad range of commercial markets.

We are in the process of applying for several U.S. government grants under the American Recovery Act to facilitate domestic manufacturing and/or sales. If and when federal grant money becomes available to us, we hope to move quickly to commercial agreements for the US domestic market.

Our current primary market focus is the electric vehicle market in China and India where we believe, urban air and noise pollution and high fuel costs make our technology very attractive. China and India are currently the two largest markets in the world for electric vehicles and these markets will be instrumental in our strategy to become the lowest cost provider of light electric vehicles with the best performance in terms of efficiency and torque, and speed. We have also generated sales to various participants in an annual car race in the United States. This niche market not only generates sales of our variable gap in-wheel motors but also provides us an opportunity to test our products for use in various platforms at minimal cost.

Strategic Relationships and Customers

Mahindra Group

In June 2009, we entered into a 30-month technical assistance agreement for light transport vehicle drive systems with Mahindra Group, a leading manufacturer in India of utility vehicles, parts and accessories (“Mahindra”), to effectuate the next phases of integration of drive systems into 4 wheel transport vehicles. Under the agreement we will provide technical services including engineering, for electric drive and drive system components (i.e. systems that convert electrical power to mechanical power that will propel the vehicle and the related components, such as components that monitor and manage the use of the stored power). Our relationship with Mahindra has not changed, but the development of the project has progressed since we first entered the contractual relationship with Mahindra. The initial phase of the agreement was the preliminary conceptual work and technology demonstrated to prove that the intended targets were feasible. Upon completion of this phase and the consummation of the 2008 agreement with Mahindra, we entered into the June 2009 technical assistance agreement with an objective to complete the final production design, including setting up the necessary tooling for manufacture. If and when this current phase is successfully completed, both parties could proceed to the mass production phase (i.e., commercial sales) which would require another agreement to be entered into by Mahindra and the Company. The total amount payable under this agreement is approximately $726,000(including approximately $30,000 in reimbursable travel expenses), of which we have billed Mahindra approximately $633,000 and have been paid approximately $558,000 to date. We have been delayed in fulfilling this contract because of a six month delay in the commencement of the project, changes in the allocation of resources requested by Mahindra and engineering changes that arose during the project due to internal market feedback requiring modifications for mounting purposes and use on additional vehicle platforms that Mahindra is considering. Notwithstanding these delays, the first two payments were paid in accordance with the agreement with Mahindra. The third payment was paid 9 months after the scheduled payment date and we have yet to invoice Mahindra for the final payments due to the delay in the project. The agreement may be terminated by Mahindra at any time upon 30 days prior notice.

Bajaj Auto Ltd.

Bajaj Auto Ltd. (“Bajaj Auto) was a party to a master license agreement with New Generation Motors which provided, among other things, that Bajaj Auto has (i) exclusive distribution licenses and the right to use one of our proprietary engineering designs (EMS-401-043) in their three- wheeled vehicle for sale anywhere in the world other than the United States (it is a non-exclusive right in the U.S), (ii) the exclusive license and right for the manufacturing specifications and technologies for use in their 3-wheeled vehicles that consist of an integrated electric motor and controller( which right applies to Bajaj Auto products built and marketed in India) and (iii) non-exclusive licenses for the manufacture and distribution of our product (EMS-401-043) in their various two- three- and four- wheeled vehicles, which right is exclusive in India with respect to two-wheeled vehicles. Since commercial production did not commence within 3 years of the agreement, in accordance with the terms of the agreement, all rights thereunder became non-exclusive. Pursuant to the agreement, Bajaj Auto paid New Generation Motors a $245,500 fee with $400,000 to be paid, if at all, as follows: (i) $250,000 for the first 625 units of Bajaj Auto’s three wheeler products sold, based on a rate of $400 per unit; (ii) $ 50,000 upon the commencement of commercial production, which is defined as the completion of the initial 1,200 units and the remittance of preproduction technology fees of the products; (iii) $ 50,000 on completion of cumulative sale from the date of commencement of commercial production of 5,000 units of specified products; and (iv) $ 50,000 on completion of cumulative sale from the date of commencement of commercial production of 10,000 units of specified products. Under the agreement, Bajaj Auto is obligated to supply the first 300 units at cost and thereafter at 10% above cost. The term of the agreement is until the earlier of December 7, 2015 or 7 years from payment of 1,200 initial units and payments of a pre-production technology fee, and may be terminated by Bajaj Auto upon 90 days’ notice.

We have exclusive rights for the manufacture and sale of any improvements, modifications or developments of our technology and motor in the US. However, we do not have Baja Auto’s consent to the assignment of the master agreement to us or any other contractual agreement with Baja Auto. If Bajaj Auto begins to market their product with our motor we intend to attempt to negotiate and enter into a commercial license agreement with Bajaj Auto. However, Bajaj Auto is not actively marketing its product at present and there can be no assurance that they will do so in the future or that we will be able to enter into a commercial agreement with Bajaj Auto and receive payments pursuant to the master license agreement or to any agreement.

BSA Motors of India

We were a party to a 12-month technical support agreement with BSA Motors of India, a subsidiary of the Murugappa Group (“BSA Motors”) which expired in September 2010. BSA Motors is in the business of designing, manufacturing and marketing electric, hybrid electric and standard internal combustion engine two-wheelers (2w) currently primarily in India. Pursuant to the agreement, , we provided technical support, including prototype development and demonstration, concept design and development and improvements for motor and controller systems for BSA Motors electric scooters with the long-term goal of becoming BSA Motors’ power train systems supplier. The agreement provided that we would not provide technical support regarding the development, manufacture or marketing of axial flux powertrain or new powertrain systems for 2-wheeler platforms to other OEMs during the term of the agreement in India and that BSA Motors would not develop new axial flux powertrain with any party other than us. BSA Motors also has a right of first refusal for the commercial application in India of motors and controllers for electric 2-wheelers developed by us during the term of the agreement. We were paid approximately $132,000 under the agreement. The BSA products discussed are about half the power and size, such as 2kW vs. 8kW, as those in the Bajaj Auto agreement described above.

US Department of Defense

We have a two-year agreement, effective September 2009, with the United States Department of Defense (“DOD”) for a Phase II (contract value ranging from $500,000-$750,000) Small Business Innovation Research program (“SBIR”) with the US Army to demonstrate our variable gap control technology for electric generators and motors for the purpose of validating applicability, performance and reliability on future platforms and to produce prototypes. We have a consultant specializing in this area to facilitate our efforts. We also plan to coordinate the SBIR efforts to our ‘Micro-Truck’ drive system to increase the marketability and performance of that system. Although we do not currently foresee not being able to perform under the agreement, the contract as stated is a fixed price contract based on deliverables and milestones. In the event that we would not be able to deliver and complete the work as described in the contract, due to such factors as our overall financial stability, “force majeure” events, or reallocation of government budgets, the contract may be temporarily or indefinitely terminated.

Niche/Specialized Market

We also have had a market in motors and controllers for solar racing teams worldwide, where our variable gap, in-wheel motors continue to produce winners in solar racing competition. Solar car competition participants may include future automotive and other EV industry engineers from top universities. More than 25% of the teams currently engaged in these activities have been, or are currently, our customers. The solar car market offers a unique opportunity for us as it provides benefits beyond sales and revenue. This niche market requires the most advanced systems that are available and pushes technology to the edge and inspires new continuing development that may not make general commercial sense. This offers us a market segment that allows for continued research and development to test products in extreme conditions so that we may apply the technology and lessons learned to primary commercial markets. Using our technology in solar cars has been beneficial in adopting our technology, at minimal cost for use in various platforms. We need to constantly ensure that our technology is adaptable to different platforms; having our technology utilized in the solar car competition provides us with a low cost opportunity to test our technology.

The Market

Primary markets for our core technology of variable gap, axial flux, permanent magnet motors include:

• Low and Zero Emission Vehicles in Developing Countries: Worldwide requirements to reduce hydrocarbon fuel consumption and air pollution have created a large and emerging market for efficient, inexpensive and reliable, low and zero emission electric drive vehicles using batteries, fuel cells or hybrid configurations. Electric drive systems can be employed in the entire spectrum of small passenger vehicles including scooters, motorcycles, three-wheelers, neighborhood electric vehicles, compact cars, micro pickups and micro busses. We are targeting the entire segment of the small vehicle traction market and propose to supply electric drive systems technology with all prime movers.

• Three-wheelers in India: Bajaj Auto currently builds approximately 300,000 three-wheel and 2,000,000 two-wheel vehicles per year. After five years of developmental and functional testing, Bajaj Auto began limited commercial production of Eco-Ricks, its all electric auto rickshaw, in December 2006 for additional public testing.

• Four-wheelers: (Light Commercial Vehicles) under our agreement with Mahindra, we currently anticipate that Mahindra will produce a minimum of 1,200 vehicles for further market testing and evaluation.

• Two-wheelers: 20 two-wheel scooters for Bajaj Auto were built, tested and certified by the government of India. Four additional platforms with intended deployments in late 2010 or early 2011 are being considered with BSA Motors.

• Further extension of this vertical market includes such applications as electric all-terrain vehicles (where management estimates, based solely on informal discussions between our management and representatives of Mahindra, we believe volumes could exceed 10,000 vehicles per year), golf carts (with about 250,000 vehicle sales per year in the US), neighborhood electric vehicles, quadracycles, citicars and electric motor applications for 15’ to 45’ sailboats.

• Materials Handling Equipment and Defense Applications: Airport ground support equipment, including baggage tractors and belt loaders are often powered by electric drive systems. We have supplied our technologies and products to Harlan Corporation for use in integrated starter generator units in their ground support vehicles.

Competition

All of the markets in which we operate are highly competitive. The markets served by the technology segment are additionally characterized by rapid changes due to technological advances that can render existing technologies and products obsolete.

We hope to market our advanced electric propulsion systems and components to vehicle original equipment manufacturers and their suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Lexus, Honda, Ford and General Motors. Recently, International Truck and Engine Corporation, Freightliner Trucks and Peterbilt Motors Company announced plans to begin production of hybrid electric medium-duty trucks and Caterpillar, Inc. introduced a belt-less engine/electric tracked bulldozer. As a result, we expect additional vehicle makers in both on-road and off-road markets to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continues to grow. To our knowledge, none of these companies manufacture axial flux motors, however their end application or market is the same market where our motors may be utilized. We believe that we are able to compete due to our topology or style of motor which offers unique characteristics. Our topology of motor is typically much shorter in length but larger in diameter than other styles of motors. Depending on the application and end use, this offers other potential options for the customers that the other competitors may not offer. In addition, our topology of motor generally offers greater torque capability for the same power level thus operating at lower speeds while still maintaining equivalent if not better efficiencies whereby the other systems typically will operate at higher speeds and lower torque to achieve the same power levels.

There can be no assurances that we will be able to compete successfully in this market or any other market that now exists or may develop in the future. There are numerous companies developing products that do or soon will compete with our systems. Some of these companies possess significantly greater financial, personnel and other resources than we do, including established supply arrangements and volume manufacturing operations. In addition, the U.S. government's Stimulus Bill is expected to award substantial financial grants and loans to companies engaged in the development and manufacture of energy efficient, low emission vehicles and the components that enable their operation. Companies that receive awards under the Stimulus Bill may have substantially greater financial resources available to them which could improve their ability to compete with us. We believe our principal competitors for axial motors and similar products include Honda, Toyota, General Motors, Daimler, Hitachi, Toshiba, Siemens, Delphi, Danaher, Enova and United Technologies Corp., UQM Technologies, Inc. and Azure Dynamics.

Our technology which can be utilized for power products competes primarily in the automotive, heavy equipment, military, aerospace and medical products industries. Each of these industries is extremely competitive. We face substantial competition on a continuing basis from numerous companies, many of whom possess longer operating histories, significantly greater financial resources and marketing, distribution and manufacturing capability. Our technology can be used for such power products such as the electronic amplifiers and controllers are used to power and run electric motors. Presently most of these power products are tuned to operate with our motors but are useable to be able to run other types and manufactures electric motors. We believe our principal competitors for power products include Advanced Motors and Drives, Allied Motion, Emerson Electric, General Electric, Moog, Rockwell International, Baldor, Hitachi, Hyundai, Toshiba, Siemens, Delphi, Danaher, United Technologies, UQM Technologies, Inc., L-3 Communications and Enova.

We are currently not aware of other axial flux producers that operate in our space. Axial flux motors are a fairly new topology of motor which was not viable until the advent of new permanent magnets in about the late 1990s. Additionally, software capable of analyzing this type of motor topology was not available until approximately 2005 and is under continuing development to bring it to the same level of software that is used for more conventional electric motors. Until designs are made and these types of motors have been brought to production, the uncertainties and complexities of manufacturing this type of topology is unfamiliar as compared with the process control and learning on conventional motors. Therefore, the number of companies that operate in this space using axial flux topology is fairly limited and new and the potential number of competitors within this space is low as compared to the potential market size, we believe minimizing any chances or the effects of any competitor, if they were to exist. Additionally, since this is a new area, the information available is very limited as intellectual property that may be associated with axial flux motors is protected to ensure against competition.

We believe that we compete and that we will continue to be able to compete with our competitors in the engine drive and power product markets based on the limited number of competitors for axial flux motors, price, and our reputation with customers with whom we have worked. The competitive disadvantages that we face include that we are not as well known as many of our competitors who have greater resources (financial, engineering and otherwise) than we have.

Technology, Competitive Advantage, Value Proposition

Our high efficiency variable gap, axial flux, permanent magnet (“PM”) motors are different from conventional electric motors due to the different path of their magnetic flux.

Axial Flux Technology: In conventional motors the flux flows radially (i.e. outward from the access of rotation) through the air gap between the rotor (the rotating part of the motor) and the stator (the stationary part of the motor). However, in axial flux motors, the flux flows parallel to the axis of the motor. The motor, often referred to as a “pancake” rotor, can be made much thinner and lighter, with the same performance.

Our key competitive advantage is that our motors offer high torque density and installation in tight spaces, like inside wheel housings. We believe that this has been very compelling to companies like Bajaj Auto that seek low-cost, high efficiency motors for conversion from internal combustion to electric propulsion in small vehicles.

An additional competitive advantage of axial flux motors over conventional series wound or induction motors is their efficiency.

Variable Gap Technology: In our PM motors, the magnets create the working flux. This is different than an AC induction motor which is current-driven and does not use a permanent magnet. This fact is central to why a PM motor can be more efficient than other motors. Unfortunately, this is the same property that causes the most significant limitation of a PM motor; the permanent field causes a fixed relationship between winding current and motor torque. This relationship or “torque constant” (kT), also defines a fixed top speed of a PM motor. The higher the kT, the lower the top motor speed.

An axial flux PM motor is different than a radial flux PM motor, because the kT can be varied, without causing power loss by simply altering a critical geometry of the motor. Although there are many different contributors to the torque constant, the one of interest to us is the distance between the magnet rotor and the stator. In axial flux motors, the rotor and stator are adjacent discs and the “gap” is the space between the disks. By moving one of these discs axially relative to the other, the torque constant can be adjusted. This geometry can be varied statically (in the factory, simply with different spacers) or dynamically (by the vehicle controller). The result is optimal performance for various uses or drive conditions from the same electric motor. The variable gap allows for application-specific optimization of power, torque, and speed, while maximizing efficiency across the operating range. Application of this technology makes electric motors very efficient and can result in energy savings.

Efficiency can vary due to many factors. In accordance with National Electrical Manufacturers Association/International Electrical Technical Commission motor standard, general nominal efficiency of electric motors range from 78.8% to 92.4% efficiency depending on the size and power of the motor. In accordance with Energy Policy Act standards, premium efficiency electric motors achieve peak target efficiencies up to 95%. There is very limited data available regarding other axial flux motors since this a new topology of motor that very few if any have worked on. Stated unvalidated efficiencies have been seen from 60% to 95%. Our typical motors have total peak system efficiencies ranging from 92% to 96%. Removing the electronics from the system places the motors peak efficiencies in the range of 96% to 98%.

New Applications, In-Wheel Motors: We believe that there are other applications for this technology in low tech products ranging from ceiling fans to floor buffers; and to high tech products ranging from flywheels and military actuators. However, our primary focus is in-and near-wheel motors, that we have been selling for solar racing. Application of in-wheel technology plays to the strength of axial flux motors and our variable gap technology, and we believe is a compelling motive traction solution for electric, hybrid and fuel cell powered vehicles.

Manufacturing

We manufacture our axial flux motor system for our customers on a small scale basis. In particular, we are focused on the manufacture of prototypes requested by customers and the customization of our technology in these products in accordance with customer specifications. These activities are conducted in our Virginia based facilities. If and when there is significantly increased demand for our technology, we will have to outsource the manufacture of products containing our axial motor to others. In anticipation of increased demand for our technology, we are exploring outsourcing opportunities in China, though no assurance can be given that such capability will be required or if required, that we will be able to secure an outsourcing arrangement on satisfactory terms.

Research and Development Activities

Our research and development activities are included as part of the engineering and other services that are performed on a contract basis for our customers. We are generally not engaged in independent research and development activities.

Intellectual Property

We currently have three US patents and one foreign patent. as follows:

U.S. Patent #6,348,751 B1- “Dual Starter Motor with Selectively Variable Air Gaps"

U.S. Patent #6,137,203-“Stator for an Axial Flux Motor Using at least Two Phases of Electrical Current”

U.S. Patent #6,975,082 B2- “Variable Speed Drive System Including Synchronous Electric Motor”-We have not received assignment documents from one of the two inventors with respect to this patent. Such inventor was an employee of New Generation Motors and had a contractual obligation in connection with his employment to assign inventions made by him. We have legal rights to the patent, by virtue of an assignment from at least one of the inventors. We are presently using the patent in all of our current programs.

India PCT # 822/MUM/2003- -Compact Drive system for Electrically operated road vehicle-the Company is in the process of seeking the reinstatement of this lapsed patent.

NuGen's United States patents are due to expire between 2017 and 2024, subject to the payment of maintenance fees to the USPTO.

Indian patent counsel initiated restoration proceedings on April 9, 2010 for the Indian patent which had expired because of the non-payment of the renewal fee for the 6th year annuity and was considered abandoned. Such patent was restored by the Indian patent office on October 23, 2010 and will expire in 2024. Indian patent counsel filed the assignment of all rights in the patent from New Generation Motors to NuGen Mobility with the Indian patent office on November 29, 2010. No portion of our current business relies on this patent as it is a form patent covering the product that was licensed to Bajaj Auto under the master license agreement with New Generation Motors. In the future, when and if Bajaj Auto begins production, and if we are able to negotiate an agreement with Bajaj Auto, then it will apply to those sales.

Employees

We currently have 14 full-time employees and one part-time employee.

ITEM 1A. RISK FACTORS

Not Required

ITEM 1 B. UNRESOLVED STAFF COMMENTS

Not Required.

ITEM 2. PROPERTIES

We entered into a one-year lease commencing October 1, 2010 for approximately 6,500 square feet which currently includes our executive offices and production facility located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia, for a monthly rental of $4,860. We lease an additional 6,550 square feet of office space in Ashburn, Virginia under a three-year lease with monthly lease payments of $5,595 (from December 1, 2010 to September 30, 2011), $5,764 (from October 1, 2011 to September 30, 2012), $5,933 (from October 1, 2012 to September 30, 2013) and $6,113 (from October 1, 2013 to October 31, 2013).

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party to or in which to our knowledge any of our directors, officers or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. To be quoted on the Over-the-Counter-Bulletin Board (“OTCBB”), a market maker must file an application on our behalf in order to make a market for our common stock. We have engaged in preliminary discussions with a Financial Industry Regulatory Authority, Inc. (“FINRA”) market maker to file such application on Form 211 with FINRA, but as of the date hereof, no filing has been made.

As of the date hereof, there were approximately 109 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

The following table sets forth the number of shares of our common stock subject to outstanding awards or available for future awards as of September 30, 2010.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders(1)	2,400,000	$0.40	2,600,000

Equity Compensation Plans Not Approved by Security Holders

(1)
Represents options to purchase an aggregate of 1,500,000 shares of our common stock at $0.45 per share and 400,000 shares of our common stock at $0.15 per share issued to officers of our company under our 2010 Stock Option Plan. Such options vest and become exercisable in equal monthly installments on the last day of each month for 24 consecutive months, commencing February 28, 2010. Additional options to purchase an aggregate of 500,000 shares of our common stock at $0.45 per share were issued to employees of our company under our 2010 Stock Option Plan. Such options vest and become exercisable in equal monthly installments on the last day of each month for 24 consecutive months, commencing March 31, 2010.

Our 2008 Stock Option Plan, which was adopted by our Board of Directors on June 30, 2008, specifically provided for its effectiveness within 12 months of its adoption by vote of the shareholders; as of September 30, 2009 the shareholders did not vote to adopt or reject the option plan. Accordingly, the 2008 Stock Option Plan is no longer effective and any previous options granted thereunder are null and void.

2010 Stock Option Plan

Our board of directors adopted the 2010 Stock Option Plan on February 9, 2010. The total number of shares of common stock available under this Plan equals the sum of (i) 5,000,000, plus (ii) the number of shares with respect to awards that terminate without being exercised, are exchanged for awards that do not involve shares of common stock, or are settled in cash in lieu of shares of common stock. An aggregate of 5,000,000 shares of common stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options. The Plan is administered by our board of directors or the Compensation Committee, which Compensation Committee presently consists of Dr. Michael Kleinman. As of January 11, 2011, options to purchase 2,400,000 shares of common stock were outstanding and 2,600,000 shares of common stock remain available for issuance under the Plan.

Recent Sales of Unregistered Securities

During the period covered by this annual report, we have not issued any unregistered securities which have not been previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We caution readers that this Form 10-K includes “forward-looking statements” ..Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this Form 10-K. These factors include, but are not limited to:

☐	our ability to evaluate and predict our future operations and expenses, being an early stage development company with limited assets and no current operations,

☐	the possibility of future product-related liability claims,

☐	our future capital needs and our ability to obtain financing,

☐	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

☐	expenses involved in protecting our intellectual property and trade secrets,

☐	our ability to attract and retain key management, technical, and research and development personnel,

☐	our ability to research and develop new technology and design and manufacturing techniques,

☐	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,

☐	anticipated and unanticipated trends and conditions in our industry,

☐	our ability to predict consumer preferences,

☐	changes in the costs of operation,

☐	our ability to compete,

☐	our ability to manage growth and carry out growth strategies, including international expansion,

☐	possible necessity of obtaining government approvals for both new and continuing operations,

☐	risks, expenses and requirements involved in operating in various foreign markets, including India and China,

☐	exposure to foreign currency risk and interest rate risk,

☐	possible foreign import controls and United States-imposed embargoes,

☐	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

☐	other factors set forth in this Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Recent Developments

On January 29, 2010, we completed the acquisition of NuGen Mobility. As a result of this merger, we are now engaged in the research, development and sale of permanent magnet electric motors and the electronic controls for such motors. Our offices are located in Ashburn, Virginia. Our revenue is derived primarily from contract research and development services to customers in the automotive and industrial markets.

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

We currently generate revenue primarily from contract research and development services and may derive additional revenues in the future from the sale or license of our technology to customers. Our technology is related to specialty electric drive engines and related components. This technology is currently being sold directly to OEMs pursuant to technical assistance agreements. The agreements generally provide for us to engineer our products to run in various platforms (e.g. vehicles, electric generators and motors). Our technology is used primarily to convert electrical power into mechanical power so that mechanical power can be used to propel a vehicle or run a generator. As our technology can be adapted for a particular application, our services utilizing our technology is customarily included in an engineering service component. Accordingly, we reflect our revenue in one line on our financial statements.

Results of Operations— Comparison of Fiscal Years ending September 30, 2010 and 2009

Revenues. Our sales decreased by $363,858 to $432,990 for the fiscal year ended September 30, 2010 from $796,847 for the fiscal year ended September 30, 2009. For the fiscal year ended September 30, 2010 the Company had $186,339 in sales to Mahindra, pursuant to our Technical Assistance Agreement dated June 9, 2009, $140,169 in sales to BSA Motors, $77,388 in sales pursuant to our SBIR contract with the Department of Defense and $29,094 in sales to various solar car race participants, versus sales for the fiscal year ended September 30, 2009 of $671,649 to Mahindra, pursuant to our Technical Assistance Agreements with Mahindra and $125,198 in sales to various solar car race participants. The fiscal 2010 sales to BSA Motors were primarily for engineering services.

The agreements with Mahindra were structured in this matter to enable us to divide the project into manageable segments. The preliminary conceptual work and demonstration of the technology in the initial phase with Mahindra proved that the intended targets were feasible and generated $465,503 in sales. When we entered into the second phase with Mahindra by executing the Technical Assistance Agreement dated June 30, 2009, our objective was the final production design and setup for any toolings required for manufacturing in order to proceed to mass production phase. We were more focused on achieving this objective than on the amount of sales this contract would generate. Accordingly, we only generated $186,339 in sales from this agreement in fiscal 2010. In the future, as we expect our technology to be more acceptable we would hope to generate more revenues as our contractual relationship with our customers continue. We do not expect to have less revenues from a customer but hope to increase the amount of revenues generated from each customer.

Gross Profit (Loss). Our gross (loss) was $259,825 for the fiscal year ended September 30, 2010 versus a gross profit of $211,860 for the fiscal year ended September 30, 2009, primarily due to lower revenues in 2010 and increases in direct labor expenses in 2010 versus 2009 as staffing levels were increased from 6 employees in fiscal 2009 to 14 employees in fiscal 2010. The new staff consists of an additional engineer as well as increases to the production staff.

Operating Expenses. Our operating expenses increased by $926,099 for the fiscal year ended September 30, 2010 from $376,854 for the fiscal year ended September 30, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $624,659. $469,937 of the increase was due primarily to the increase in the number of executive officers receiving compensation (four in 2010 compared to only one executive in 2009) which includes an increase in the rate of compensation paid to such officers, in fiscal 2010 as compared to fiscal 2009, of approximately $320,000. We currently estimate that the current compensation rates will remain steady in the short term. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting company as well as additional travel expense associated with the increased number of executive officers in 2010.

Other Expenses. These expenses consist of interest expense and foreign currency transaction losses. Interest expense for fiscal 2010 decreased by $97,253 from $157,515 in 2009 primarily due to the conversion of a large portion of our debt to equity in January 2010. Additionally, the bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 year resulting in reduced interest expense in 2010.

Results of Operations— Comparison of Fiscal Years Ending September 30, 2009 and 2008

Revenues. Our sales increased by $172,152 to $796,847 for the year ended September 30, 2009 from $624,695 for the year ended September 30, 2008. The increase in revenues was primarily due to an increase in sales to Mahindra, pursuant to our Technical Assistance Agreement dated June 9, 2009, consisting primarily of engineering services, in the amount of $176,649. The Company also had an increase in its sales to solar car race participants in the amount of $3,913 and decreases in its sales to the US Department of Defense’s Small Business Innovation Research (“SBIR”) program of $7,927.

Gross Profit. Our gross profit increased by $169,865 to $211,860 for the year ended September 30, 2009 from $41,995 for the year ended September 30, 2008. The increase in gross profit was primarily due to$172,152 increase in our sales, increases in our direct costs of $51,601 and decreases in our direct labor costs of $49,315. The increases in our direct costs was the result of the Mahindra work done in fiscal year 2009 which included the building and delivering of certain prototype motors and controllers. The Mahindra services provided in FY 2008 were strictly for engineering services pursuant to our Technical Assistance Agreement dated February 22, 2008. The decrease in direct labor costs was due to allocating less of our engineers’ time to specific jobs.

Operating Expenses. Our operating expenses decreased by $5,485 for the year ended September 30, 2009 from $382,339 for the year ended September 30, 2008. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $53,484 due to the additional expense of hiring more employees as well as a lesser allocation of engineer’s wages to direct labor. Our rent and office expense increased by $9,415; our travel expense increased by $5,719; and, other expenses increased by $6,928. These expenses were reduced by a decrease in our professional fees expense of $81,031 due to a decrease in our consultation with legal counsel.

Other Expenses. These expenses consist of interest expenses. Interest expenses for fiscal 2009 increased by $8,276 from $149,239 in 2008 primarily due to a higher level of indebtedness in fiscal 2009 than in 2008. The bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 which had no effect on the interest expense in fiscal 2009.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately March 2011 (without giving effect to exercise of options to acquire our Series A Preferred Stock which if exercised, as to which no assurance can be given, would raise between $500,000 to $700,000) and we will require additional funds to continue operations thereafter. There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to reduced our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2010 and 2009 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Our working capital was $708,475, at September 30, 2010 compared to a working capital deficiency of $801,592 at September 30, 2009. Net cash used in operating activities was $1,492,451 and $154,326 for the fiscal years ended September 30, 2010 and 2009, respectively. Cash flow used in operations increased during the 2010 fiscal year primarily due to the increase in our net loss. Cash flows from financing activities provided, in the fiscal year ended September 30, 2010, $2,310,627 and was primarily due to the net proceeds from the sale of our equity securities as well as two bridge loans, which were converted in the Private Placement to common stock. At September 30, 2010, we had $863,876 of cash on hand.

In connection with the private offering of our common stock, on January 29, 2010 and February 16, 2010, we issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of common stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $85,757. In addition we issued 1,000,000 shares to our placement agent in connection with the offering. We also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock. Also, in connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,166 shares of common stock (“Debt Conversion”). This number includes the 466,667 shares which were converted by an individual holding $70,000 of indebtedness not represented by a note.

On September 29, 2010, and December 5, 2010, we entered into subscription agreements with foreign accredited investors pursuant to which, among other things, we issued an aggregate of 5,500,000 shares and 412,500 shares of our common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for aggregate gross proceeds of $880,000 and $66,000, respectively. In connection with the subscription agreements, each investor executed and delivered (i) an irrevocable proxy appointing, Eric Takamura, our Chief Executive Officer, as proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of our securities for a nine-month period. On October 22, 2010 we entered into subscription agreements with two investors pursuant to which we issued 3% convertible promissory notes in the aggregate principal amount of $70,000. The notes have a one-year term and are convertible by us into common stock at $0.18 per share. We may prepay all or apportion of the outstanding principal and interest under the notes and may repay any accrued interest in cash or additional shares of our common stock.

As of September 30 2010, we had a total of $617,344 of debt outstanding. The primary component of this total, $596,108 owed to New Generation Motors, is the only material financing agreement that we have in place at the present time. Also, the exercise of options to acquire our Series A Preferred Stock could potentially raise between $500,000-$700,000. We are not currently in default with respect to any material financing arrangement.

At September 30, 2009, the loans with Four M and Jardine were in technical default because NuGen Mobility did not provide the lenders with the financial information required pursuant to the loan and had not paid principal or interest which was due. The notice regarding such default was provided on January 22, 2009. Accordingly, they are classified under the current portion of long-term debt on our balance sheets. These loans were converted to equity in the Merger in January 2010.

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

Revenue and Cost Recognition - We currently generate revenue primarily from contract research and development services and may derive additional revenues in the future from the sale of our products to customers. Our products are specialty electric drive engines and related components. These products are a direct result of the services to design and build each unit, which each are built to each customer’s specifications. We account for the products sold as one unit. We intend in the future to derive revenue from sales of products and will recognize the sale at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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

The Company recently entered into Small Business Innovation Research contracts with both the US Army and the US Navy, the revenue under these contracts will be recognized in the same period as allowable and billable costs are incurred.

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

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

At inception, we implemented ASC 718, “Share-Based Payment” which requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We value any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 805 “Subsequent Events”. ASC 805 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 805 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 805 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on our financial statements.

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

In June 2009, the FASB issued ASC 105 Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative GAAP for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

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

In addition, if prior to July 13, 2014 we have paid this note in full, we are also required to pay until July 13, 2014, on a quarterly basis, the product obtained by multiplying 2.5% by the Gross Revenues in the applicable quarter. Gross Revenues is defined as:

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

Although the purchased assets included a license agreement with Bajaj Auto pursuant to which Bajaj Auto licensed our technology which is embedded in Bajaj Auto’s three-wheel Auto-Rickshaw , we do not have a consent from Bajaj Auto to the assignment of this agreement with New Generation Motors to us or any other agreement with Bajaj Auto. Bajaj Auto is an Indian based manufacturer of two and three-wheel vehicles.

As part of the asset purchase agreement, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that they had received from The ICICI Limited, an Indian public banking company (“ICICI”). We do not have a written assignment from ICICI Limited regarding our assumption of this commitment. This conditional grant is only required to be paid back once Bajaj Auto is required to begin paying licensing fees under the license agreement. If the agreement had been assigned to us by Bajaj Auto, we would have been obligated to pay ICICI a royalty on licensing fees received from Bajaj Auto until $1,400,000 is repaid based upon a schedule in the agreement, as may be adjusted to reflect actual sales as provided in the agreement. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001). In 2006, both New Generation Motors and ICICI agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. We have commenced discussions with ICICI with respect to an agreement for the conditional grant which we currently expect to enter into by March 2011. However, we currently do not have a signed document indicating such agreement and there can be no assurances that our discussions will result in such conditional grant agreement. To date, no demand has been made to us for payment; accordingly, we do not reflect this as a liability on our balance sheet but rather we include it under “Commitments and Contingencies” in our financial statement footnotes.

As of September 30, 2010, no payments are owed to ICICI, as Bajaj Auto is not actively marketing its product at present.

Accounting Treatment

The Merger is being accounted for as a reverse acquisition and recapitalization. NuGen is the acquirer for accounting purposes and NuGen Holdings, formerly InovaChem, is the acquiree. Accordingly, NuGen’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Merger. The accumulated deficit of NuGen is carried forward after the acquisition. Operations prior to the Merger are those of NuGen. Earnings per share for the period prior to the Merger are restated to reflect the equivalent number of shares outstanding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 to F-16 appearing at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K. On December 28, 2009, we changed auditors as reported in our Form 8-K filed on December 29, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of September 30, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of September 30, 2010.

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Title

Eric Takamura	41	Chairman, Chief Executive Officer, President and Director

John Salatino	55	Vice President of Engineering and Programs

Henry Toh	53	Vice Chairman, Executive Vice President of Corporate Development and Director

Alan Pritzker	56	Chief Financial Officer and Secretary

Michael Kleinman, M.D.	54	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.

There are no familial relationships among any of our directors or officers. None of our directors or officers has served, during the past five years, as a director in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended except Mr. Toh who serves on the board of directors of four-public companies as described in his biography below and Dr. Kleinman who is a director of American Surgical Holdings, Inc We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

If we issue Series A Preferred Stock, the holders of such stock will be entitled to designate one person to serve as a member of our board of directors.

Biographies

Eric Takamura, Chairman, Chief Executive Officer and President

Mr. Takamura became our Chairman, Chief Executive Officer and President on January 29, 2010. Mr. Takamura served as President and Chief Executive Officer and director of NuGen since its inception in 2006. Mr. Takamura has 16 years experience in PM motors, having previously served as Chief Operating Officer of New Generation Motors from May 2004 to January 2007, and Director of Engineering and Marketing, from May 2002 to May 2004. Prior to joining New Generation Motors, from 1994 to1996, Mr. Takamura was a lab researcher and engineer at the Naval Research Laboratory in Washington, D.C. where he worked on tribology assignments. Mr. Takamura has a BS degree in Mechanical Engineering and a Masters in Transportation & Safety from The George Washington University. Mr. Takamura’s engineering background and extensive experience in our industry and in senior management roles provides us with an in-depth understanding of our industry and its opportunities and challenges and operational experience. As our President and Chief Executive Officer, Mr. Takamura provides essential insight and guidance to our board of directors from an insider perspective of our day-to-day operations. The foregoing led to the conclusion of our board that Mr. Takamura should serve as a director of our company.

John Salatino, Vice President of Engineering and Programs

Mr. Salatino has served as Vice President of Engineering and Programs since the Merger on January 29, 2010. Mr. Salatino has 25 years of experience in developing control and monitoring systems for vehicles ranging from military ground and air transport and fighting vehicles to commercial electric bicycles, scooters, assisted mobility and mining equipment. Mr. Salatino has 20 years experience at GE Aerospace, a defense and aerospace company, where he held positions in engineering development and management for military and commercial control systems and electronics packaging for turrets, propulsion systems and vehicle systems, and for advanced development of core technologies. From July 2007 to February 2010, Mr. Salatino was an engineering manager at Texas Instruments, a a semiconductor company focusing on battery management integrated circuits for hybrid and battery electric vehicles. From March 2006 to June 2007, Mr. Salatino was VP Engineering and Programs at New Generation Motors. From November 2002 to February 2006, Mr. Salatino was the Engineering Director for EV motor and controls at WaveCrest Laboratories, an automotive company. Additionally, Mr. Salatino has a BS degree in Electrical Engineering from Northeastern University and a MS degree in Computers and Systems from Rensselaer Polytechnic Institute.

Henry Toh, Vice Chairman and Executive Vice President of Corporate Development

Mr. Toh has served as Vice Chairman of our board of directors and Executive Vice President of Corporate Development since February 2008. Mr. Toh is currently serving as a director of four other publicly traded companies. Since April 2007, Mr. Toh has served as a director of American Surgical Holdings Inc, a company specializing in staffing of surgical assistants. From January 2004 until June 2009, Mr. Toh has served as a director of Isolagen, Inc., a company which specialized in cellular therapy. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc., a wireless communications company. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of IDNA, Inc., a specialized finance and entertainment company. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc., a healthcare products manufacturer. From 1992 to August 2008, Mr. Toh served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University. Mr. Toh’s experience and skill in financial matters and his experience as a director of other public companies provides our board with insight into the financial markets, various financing strategies and strategic advice and led to the conclusion of our board that Mr. Toh should serve as a director of our company.

Alan Pritzker, Chief Financial Officer

Mr. Pritzker has served as Chief Financial Officer and Secretary of InovaChem since February 2008. Mr. Pritzker’s corporate experience includes supervision of finance, accounting, information technology, office services, human resources and risk management. Additionally, Mr. Pritzker has expertise in SEC reporting having been the chief financial officer of publicly traded entities for over 16 years. Mr. Pritzker is employed by North Point Consultants, Inc. (“North Point”), a consulting firm that he founded in 2001. North Point provides accounting and administrative services to various companies. Mr. Pritzker was the Chief Financial Officer of Labock Technologies, Inc., an armored vehicle and armoring products manufacturer, from March 2005 until December 2006 and was Chief Financial Officer of Commodore Cruise Lines, a publicly traded cruise line company from July 1995 until May 2002. Mr. Pritzker was the principal accounting officer of Regency Cruises from 1985 to 1995. Prior thereto, Mr. Pritzker was employed by Holland America Line and Vacation Travel Concepts in various accounting and finance positions. Mr. Pritzker is a graduate of Brooklyn College.

Michael Kleinman, Director

Dr. Kleinman, M.D. has served as a director of InovaChem since June 2008. Dr. Kleinman has served as a director of American Surgical Holdings Inc., a company quoted on the Over the Counter Bulletin Board, since April 2007. Dr. Kleinman graduated from Rice University and attained his medical degree at the University of Texas, Albert Einstein College of Medicine in Dallas, Texas in 1983. He is a Board certified surgeon with a private practice in Houston, Texas, Clinical Assistant Professor of Surgery at Baylor University and at the University of Texas, Physician Liaison for Memorial Care System, Fellow of the American College of Surgeons, Member of the American Society of General Surgeons, the Society of American Gastrointestinal Laparoscopic Surgery, Houston Surgical Society, Harris County Medical Society, the American Medical Association and past member of the Texas Medical Association, International College of Surgeons, American College of Physician Executives, and the American Board of Utilization Review Physicians. He also received the Physicians’ Recognition Award in 2003 and 2006, and 10 citations for top doctors. Further, as he is not employed by us, Dr. Kleinman is in a position to provide the board with an independent perspective on our activities. Dr. Kleinman’s science background, as well as his qualification as a director of another company, facilitates his understanding of, and ability to contribute to, technical issues that are addressed from time to time by our board and led to the conclusion of our Board that Dr. Kleinman should serve as a director of our company.

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

Based solely on a review of Forms 3 and 4 during fiscal 2010, all filing requirements applicable to our directors and officers who are subject to Section 16(a) were complied with except that Ronald Takamura filed a late Form 3 to report his 10% beneficial ownership; Eric Takamura filed a late Form 3 to report his appointment as an officer and director and his 10% beneficial ownership and an option grant; John Salatino filed a late Form 3 to report his appointment as an officer and an option grant; Alan Pritzker filed a late Form 4 to report a purchase of shares and an option grant; Henry Toh filed two late Form 4s to report three sales of shares and an option grant; and Michael Kleinman filed a late Form 4 to report a purchase of shares.

Corporate Governance

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

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

Audit Committee. The sole member of our audit committee is Dr. Michael Kleinman. The audit committee’s functions include overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, , the performance of our internal audit function and controls regarding finance, accounting, legal compliance and ethics that management and our board of directors have established and making recommendations with respect to the selection and qualifications of our independent registered public accounting firm. In this oversight capacity, the audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered accounting firm, including any recommendations to improve the system of accounting and internal controls. The audit committee is comprised of an outside director who is not an officer or employee of us or our subsidiaries. We do not currently have an audit committee financial expert serving on the audit committee. We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We believe that Dr. Kleinman currently meets the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and each of our executive officers ( each a “Named Executive Officer”) for the last two fiscal years. No other executive officer earned compensation in excess of $100,000 during our 2010 fiscal year.

SUMMARY COMPENSATION TABLE

								Non-Equity	Nonqualified	All
Name and					Stock	Option		Incentive Plan	Deferred	Other
Principal		Salary		Bonus	Awards	Awards		Compensation	Compensation	Compensation	Total
Position	Year	($)		($)	($)	($)		($)	Earnings ($)	($)	($)
Eric Takamura	2010	135,000		30,000	-	135,000	(8)(9)	-	-	-	300,000
Chairman and Chief Executive Officer	2009	150,000	(1)	-	-	-		-	-	-	150,000

Henry Toh	2010	67,500	(2)	-	-	67,500	(8)(9)	-	-	-	135,000
Executive Vice President of Corporate Development	2009	37,500	(3)	-	-	-		-	-	-	37,500

John Salatino	2010	92,308		20,000	-	60,000	(8)(9)	-	-	-	172,308
Vice President of Engineering	2009	-		-	-	-			-	-	-

Alan Pritzker	2010	105,000	(4)	10,000	-	22,500	(8)(9)	-	-	-	137,500
Chief Financial Officer	2009	31,250	(5)	-	-	-		-	-	-	31,250

William Zuo (7)	2010	-		-	-	-		-	-	-	-
Former Chairman and Chief Executive Officer	2009	75,000	(6)	-	-	-		-	-	-	75,000

(1) The base salary represents accrual of salary for the year ending September 30, 2009. Mr. Takamura was never paid his compensation for the year ending September 30, 2009 and forgave the debt owed him by the Company for unpaid salary, as well as other debts owed him, as of September 30, 2009. Includes his compensation from NuGen Mobility for services rendered to NuGen Mobility prior to our acquisition of such entity.

(2) Beginning January 1, 2010 Mr. Toh receives compensation of $7,500 per month.

(3) Represents a pro rata three-month accrual of Mr. Toh’s annual base salary of $150,000 for the period October 1, 2008, through December 31, 2008. Mr. Toh was entitled to receive an annual base salary of $150,000, subject to review and increase at our board of directors' discretion. We deferred payment of $63,750 to Mr. Toh until such time as our financial situation would permit payment of such compensation. Mr. Toh forgave such accrued salary in November 2009, pursuant to the written Forgiveness of Debt filed as Exhibit 10.24. All deferred amounts are reflected in the table. The total cash amount paid to Mr. Toh in fiscal 2009 was $5,625. From January 1, 2009, through December 31, 2009, we did not pay or accrue salary for Mr. Toh.

(4) From October 1, 2009 through December 31, 2009, we paid Mr. Pritzker $5,000 per month. Beginning January 1, 2010 Mr. Pritzker receives compensation of $10,000 per month.

(5) Represents a pro rata three-month accrual of Mr. Pritzker’s annual base salary of $125,000 for the period October 1, 2008, through December 31, 2008. Pursuant to the terms of his employment agreement, Mr. Pritzker was entitled to receive an annual base salary of $125,000, subject to review and increase at our board of directors' discretion. We deferred payment of $32,500 to Mr. Pritzker until such time as our financial situation would permit payment of such compensation. Mr. Pritzker forgave such accrued salary in November 2009, pursuant to the written Forgiveness of Debt filed as Exhibit 10.25. All deferred amounts are reflected in the table. The total cash amount paid Mr. Pritzker in fiscal 2009 was $15,000. From January 1, 2009 through September 30, 2009, we paid Mr. Pritzker $5,000 per month.

(6) Represents a pro rata three-month accrual of Mr. Zuo’s annual base salary of $300,000 from October 1, 2008, through December 31, 2008. Pursuant to the terms of his employment agreement, Mr. Zuo was entitled to receive an annual base salary of $300,000, subject to review and increase at our board of directors' discretion. We deferred payment of $127,500 to Mr. Zuo until such time as our financial situation would permit payment. Mr. Zuo forgave such accrued salary in November 2009, pursuant to the written Forgiveness of Debt filed as Exhibit 10.23. All deferred amounts are reflected in the table. The total cash amount paid to Mr. Zuo in fiscal 2009 was $11,250. Beginning January 1, 2009, we stopped paying and accruing salary for Mr. Zuo.

(7) Mr. Zuo resigned from our company upon the closing of the Merger on January 29, 2010.

(8) On February 9, 2010, options to purchase 900,000 shares, 450,000 shares, 400,000 shares and 150,000 shares of our common stock were granted to Messrs. Takamura, Toh, Salatino and Pritzker, respectively. The shares subject to these options vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010. The options were granted with an exercise price of $0.45 per share for Messrs. Takamura, Toh and Pritzker and $0.15 for Mr. Salatino.

(9) Reports the grant date fair value, as calculated in accordance with FASB ASC Topic 718, of options granted pursuant to the 2009 Stock Option Plan. The amounts reported assume that all option grants vest at 100%. For a discussion of the assumptions made in the valuation of the awards, see Note F to our consolidated financial statements for the fiscal year ended September 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED SEPTEMBER 30, 2010

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	Exercisable	Unexercisable		Price	Expiration
Name	(#)	(#)		($/Sh)	Date
Eric Takamura	300,000	600,000	(1)	$0.45	2/9/2020
Chairman and Chief Executive Officer

Henry Toh	150,000	300,000	(2)	$0.45	2/9/2020
Executive Vice President of Corporate Development

John Salatino	133,333	266,667	(3)	$0.15	2/9/2020
Vice President of Engineering

Alan Pritzker	50,000	100,000	(4)	$0.45	2/9/2020
Chief Financial Officer
(1) Mr. Takamura's options were granted on February 9, 2010. The shares subject to this option vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010.

(2) Mr. Toh's options were granted on February 9, 2010. The shares subject to this option vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010.

(3) Mr. Salatino's options were granted on February 9, 2010. The shares subject to this option vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010.

(4) Mr. Pritzker's options were granted on February 9, 2010. The shares subject to this option vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010.

Employment Agreements

As a result of the Merger, employment agreements with all of our executive officers at such time were terminated and such individuals released us from any liability under such agreements.

Employment Agreements with Messrs. Takamura and Pritzker

On February 9, 2010, we Inc. entered into agreements pursuant to which we employed Eric Takamura as our Executive Chairman and Chief Executive Officer and Alan Pritzker as our Chief Financial Officer. Mr. Takamura’s annual base salary is $180,000 and he is entitled to a signing bonus of $30,000 and Mr. Pritzker’s annual base salary is $120,000 and he is entitled to a signing bonus of $10,000. The signing bonuses were paid. We granted Messrs. Takamura and Pritzker, pursuant to our 2010 Stock Option Plan, options to acquire 900,000 shares and 150,000 shares of our common stock, respectively. The employment agreements also provide that they are entitled to receive such other benefits as may be made available by us to our employees and key executive officers (and with respect life, medical, health and death plans, such coverage is, with specified exceptions and limitations, to be provided to the employee and his family at our expense until the expiration of the applicable employee’s non-compete period (which may be as long as one year following termination of his employment)) and, in the discretion of our board of directors, annual bonuses (including a pro-rata annual bonus following termination without cause or for good reason if such bonus was awarded by the board). Mr. Takamura’s employment agreement provides that it is anticipated that he will receive an annual bonus of 100% of his base salary and Mr. Pritzker’s employment agreement provides that it is anticipated that he will receive an annual bonus of 25% of his base salary.

The term of employment is, in the case of Mr. Takamura for three years, and in the case of Mr. Pritzker, one year, in each case commencing January 1, 2010 (the effective date of these agreements), and the term of employment is renewed automatically for successive one year periods unless we or the employee gives notice of non-renewal at least 90 days prior to the expiration of the applicable term. We may terminate the employment of an employee before the stated expiration date for “Cause” (as defined in the applicable employment agreement) in which case we are only obligated to pay the employee his unpaid base salary through the termination date; provided, however, if the reason for terminating him for “Cause” is due to his material uncured breach of his employment agreement, we must pay him his base salary (as in effect at the time of termination) for, in the case of Mr. Takamura, nine months, and, in the case of Mr. Pritzker, three months, following termination of employment.

We may also terminate either of these employees without “Cause” (which is defined as either: (i) the indictment of, or the bringing of formal charges against the executive on charges involving criminal fraud or embezzlement; (ii) the indictment of, or the brining of formal charges against executive of a crime involving an act or acts of dishonesty, fraud or moral turpitude by the executive, which act or acts constitute a felony; (iii) executive negligently or knowingly having caused the Company to violate the Company’s Bylaws or other policies; (iv) executive having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company, including with respect to any valid contract to which the Company is a party; (v) executive having committed acts or omissions constituting a breach of executive’s duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company which are not cured or substantially cured to the satisfaction of the Board of Directors of the Company in a reasonable time, which time shall be at least 5 days from receipt of written notice from the Company of such material breach; (vi) executive having committed acts or omissions constituting a material breach of his employment Agreement which are not cured or substantially cured to the satisfaction of the Board of Directors of the Company in a reasonable time, which time shall be at least 5 days from receipt of written notice from the Company setting forth with specificity the particulars of any such material breach as well as the corrective actions required. or either employee may, if he determines in good faith that he has “Good Reason” (as defined below), to terminate his employment. In either of such events, we are obligated to (A) continue to pay the employee his base salary (as in effect at the time of such termination) for the longer of (i) the balance of his employment term or (ii) in the case of Mr. Takamura twelve (12) months, and in the case of Mr. Pritzker, four months, from the date of termination , (B) pay the employee his pro rata share of his annual bonus, if any, is awarded and (C) provide such employee with outplacement services. The term “Good Reason” means (w) our failure to appoint or reappoint the employee to his position or his removal from his office or position, (x) the employee is assigned duties materially inconsistent with his position or his position, authority, duties, or responsibilities are materially diminished, (y) our uncured breach of any material provision of the employee’s employment agreement, or (z) within twelve months following a “Change in Control” (as defined Rule 405 promulgated under the Securities Act of 1933, as amended), a sale of substantially all of our assets or we are merged out of existence (collectively, a “Change of Control Event”).

 In the event of change of control), sale of substantially all of the assets of the Company or the merger out of existence of the Company should occur, all stock options awarded under the employment agreement will immediately vest and become exercisable. Notwithstanding the foregoing, the stock options will terminate immediately following a termination of the executive for “Cause” and upon 180 days upon the voluntary termination of service by Mr. Takamura and upon 90 days upon the voluntary termination of service by Mr. Pritzker if not for “Good Reason.”

Letter with John Salatino

Effective February 11, 2010, InovaChem, Inc. signed a letter with John Salatino pursuant to which he is to serve as our VP of Engineering and Programs. The letter contemplates that, among other things, the terms of his employment will be formalized in an employment agreement, which to date has not been entered into. Mr. Salatino will serve in such capacity for two years, his annual base salary will be $160,000 and $180,000 in the first and second year of his employment, respectively, he will receive a $20,000 signing bonus within ten days of entering into an agreement, he will be eligible for a variable performance based bonus plan with the envisioned annual bonus, if all our goals are met, of 25% of his base salary, he will be entitled to other benefits provided to management employees, in the event he is terminated, he will be entitled to severance equal to the greater of the remaining term of his contract or six months of his annual salary, and he will be granted an option to acquire an aggregate of 400,000 shares of our common stock at an exercise price of $0.15 per share, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 20111, and February 29, 2012 subject to accelerated exercise upon a change in control as provided therein and the right to exercise his remaining option in the event of the termination of his employment.

On February 9, 2010 we granted Mr. Salatino an option for a cashless purchase of 400,000 shares of common stock at an exercise price of $0.15 per share which option expires on February 29, 2012. In the event of a change of ownership of our company or if Eric Takamura is no longer Chairman of the Board or Chief Executive Officer, all the shares will be allowed to be exercised by a cashless exercise. Upon a change of control, the option will become vested

Compensation of Mr. Toh

Henry Toh, our Vice Chairman and Executive Vice President of Corporate Development, is an employee at will and receives a base salary of $90,000 per year.

Equity Awards

On February 9, 2010, pursuant to the 2010 Stock Option Plan, we granted to the following executive officers stock options to acquire the number of shares of our common stock set forth next to such person’s name:

Eric Takamura	900,000
Henry Toh	450,000
Alan Pritzker	150,000
Subject to vesting, these options are exercisable during the ten years from the grant date at an exercise price of $0.45 per share. The options vest pro rata in 24 equal monthly installments as of the last day of each fiscal month), with the first installment vesting as of February 28, 2010. All of the options vest immediately upon a Change of Control Event. These options terminate immediately following the termination of such person’s employment with us for “Cause” (as defined in such employee’s employment agreement described above and other than Cause relating to the employee’s material uncured breach of his employment agreement in which case the options terminate in accordance with their stated term) and 180 days after such person voluntarily terminates his employment other than for “Good Reason.”

See “-Letter with John Salatino” for information regarding his options.

Employment Agreements and Potential Payout upon Termination or Change in Control

See Employment agreements above.

Retirement Plans

At present we do not provide executive officers with any retirement or pension plans. We may institute these plans in the future.

Perquisites and Other Personal Benefits

At present we do not provide executive officers with perquisites and other personal benefits. We may institute perquisites and other personal benefits for our officers in the future.

Director Compensation

We did not pay any compensation to our directors in fiscal 2010 for serving in such capacity. In February 2010, our board of directors that determined that an independent director will receive $1,000 for each board meeting attended and $500 for each committee meeting attended. No compensation for serving on a committee will be paid to a committee member without the approval of the board. Our Chairman will pre-approve any committee meeting of a one-person committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 11, 2011, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 56,294,064 shares of our common stock issued and outstanding. Unless otherwise indicated, the address of each person listed is NuGen Holdings, Inc, 44645 Gilford Drive, Suite 201, Ashburn, Virginia 20147.

			Percentage of
	Number of Shares		Common Stock
	of Common Stock		Beneficially
Name of Beneficial Owner	Beneficially Owned		Owned

Eric Takamura	28,649,375	(1) (2) (3) (4)	50.46%
Henry Toh	1,772,362	(5)	3.13%
Alan Pritzker	297,917	(6)	*
John Salatino	216,667	(7)	*
Michael Kleinman, M.D.	116,667	(8)	*

All directors and executive officers as a group (5 persons)	31,052,988		54.17%

Ronald Takamura	7,987,182		14.19%
 * Less than 1%

(1) Includes 1,200,000 shares which are pledged to secure the repayment of a two-year 5% promissory note in the principal amount of $300,000 entered into by Mr. Takamura in November 2009. Also, includes the pledge of 1,000,000 of his shares of common stock to a representative of eleven investors to secure his obligation to transfer to such investors his shares if we issue, with certain exceptions shares of common stock or securities convertible into, or exercisable for, common stock at a price below $0.15 per share during the period ending August 11, 2011. Does not include shares owned by his brother, Ronald Takamura, over which he disclaims beneficial ownership.

(2) Includes an aggregate of up to 2,595,000 shares that may be purchased by investors in the Private Placement who acquired options from Mr. Takamura (at a purchase price of $250) entitling them to purchase, until January or February 2012, depending on when the holder invested in the Private Placement, such shares of his common stock for a purchase price of $0.50 per share.

(3) Includes options exercisable within 60 days of the date hereof to acquire 487,500 shares of common stock. Does not include options to acquire 412,500 shares which are not exercisable within 60 days of the date hereof.

(4) Includes 5,912,500 of shares subject to irrevocable voting proxies held by Mr. Takamura.

(5) Includes options exercisable within 60 days of the date hereof to acquire 243,750 shares of common stock. Does not include options to acquire 206,250 shares which are not exercisable within 60 days of the date hereof.

(6) Includes options exercisable within 60 days of the date hereof to acquire 81,250 shares of common stock. Does not include options to acquire 68,750 shares which are not exercisable within 60 days of the date hereof.

(7) Includes options exercisable within 60 days of the date hereof to acquire 216,667shares of common stock. Does not include options to acquire 183,333 shares which are not exercisable within 60 days of the date hereof.

(8) Includes 50,000 shares held jointly with his wife.

None of the individuals listed in the table above beneficially own or have the right to acquire preferred stock if we issue such preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From October 2006 to January 2009, Eric Takamura, our Chairman, Chief Executive Officer, President, and a director and a principal stockholder, made loans to us in the aggregate principal amount of $551,382 at an interest rate of 10.2% per annum. On September 30, 2009, Eric Takamura agreed to forgive $1,346,693 owed to him by our company ($686,169 of which was pursuant to such outstanding loans and accrued interest thereon, and $660,524 was for accrued and unpaid salary).

Eric Takamura was Chief Operating Officer of New Generation Motors from June 2004 to February 27, 2007. Henry Toh, Vice Chairman of our board of directors and an officer, is an officer and a director of Four M International, Inc. (“Four M”). In connection with the Asset Purchase Agreement dated July 13, 2007, NuGen Mobility, among other things, assumed outstanding indebtedness to Four M in the amount of $62,500, pursuant to a one-year promissory note, dated April 23, 2003, payable at an interest rate of 5.5% per annum, in monthly installments commencing May 23, 2003. NuGen Mobility assumed this debt as a condition to the completion of the transaction imposed by New Generation Motors. In connection with the Merger, Four M received 386,250 shares in exchange for the cancellation of indebtedness of $57,938 which was still outstanding.

From August 2006 to June 2009, Ron Takamura, a principal stockholder and brother of Eric Takamura, our Chairman, Chief Executive Officer, President, and a director and a principal stockholder, made loans to us in the aggregate principal amount of $371,500, at interest rates of 10.2%. As of December 31, 2009 these loans accrued a total of $93,976 of interest thereon. We issued 3,103,173 shares of Common Stock to Ron Takamura in the Private Placement as a result for the cancellation of his debt (including accrued interest).

The agreements pursuant to which Eric Takamura and Ronald Takamura lent money to our company, as well as the agreement of Eric Takamura to forgive these loans and the agreement by which 71,667 shares of our common stock owned by Henry Toh were redeemed for $0.71 prior to the merger with NuGen Mobility were all oral agreements.

In December 2006, NuGen Mobility entered into an agreement with Hamilton Clarke, an investor relations firm that was a 10% shareholder at that time and whose shares were acquired by Eric Takamura in November 2009, to provide financial advisory services. NuGen Mobility granted the firm 111 shares of its Common Stock per the terms of the agreement. In January 2008 NuGen terminated its agreement with the firm and converted the $35,650 it owed the firm into a note payable. Interest accrued on this loan at the rate of 1% per annum. $25,000 was repaid by NuGen Mobility on February 22, 2010 and the remaining balance was forgiven by the consultant and the note was terminated

On September 29, 2010, we entered into subscription agreements with three foreign accredited investors pursuant to which, among other things, we issued an aggregate of 5,500,000 shares of common stock at a purchase price of $0.16 per share, for aggregate gross proceeds of $880,000. In connection therewith, each investor executed and delivered an irrevocable proxy appointing Eric Takamura, our Chief Executive Officer, as his proxy to vote his shares.

On December 5, 2010, we entered into a subscription agreement with one foreign accredited investor pursuant to which, among other things, we issued an aggregate of 412,500 shares of common stock at a purchase price of $0.16 per share, for aggregate gross proceeds of $66,000. In connection therewith, the investor executed and delivered an irrevocable proxy appointing Eric Takamura, our Chief Executive Officer, as his proxy to vote his shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of interim quarterly financial statements for the fiscal year ended September 30, 2010 and 2009 were $24,636 and $16,500, respectively.

Audit Related Fees

We did not incur fees during the last two fiscal years ended September 30, 2010 and 2009 by our principal accountant for the performance of audit related services or other audit related consulting except that during fiscal year ending September 30, 2010, fees of $23,365 were incurred related to the audit of our subsidiary, NuGen Mobility, Inc. and related to the filing of our registration statement on Form S-1.

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

During fiscal 2010, our Audit Committee pre-approved all audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS

(a) Financial Statements and Financial Statement Schedules:

The following documents are filed as part of this report on Form 10-K:

 (1) See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed herein.

 (2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

 (3) See the Exhibits under Item 15(b) below for all Exhibits being filed as part of or incorporated by reference in this report on Form 10-K.

(b) Exhibits

Exhibit No.	Description

2.1	Merger Agreement, dated as of January 29, 2010, among NuGen Mobility, Inc., InovaChem, Inc. and InovaChem Mergerco II, Inc. (2)

2.2	Certificate of Merger, dated January 29, 2010, between NuGen Mobility, Inc. and InovaChem Mergerco II, Inc.(2)

3.1	Certificate of Incorporation , as amended(8)

3.2	Amended and Restated Bylaws(8)

4.1	Warrant dated March 24, 2010 issued to Uzi Halevy(1)

4.2	Option Agreement with John Salatino dated March 18, 2010(8)

10.1	Form of Subscription Agreement for the Private Placement

10.2	Stock Redemption, dated as of November 17, 2009, among Inovachem, Inc., William Zuo, Xiaojing Li, Shao Jun Xu and Lu Yiu (3)

10.3.1	Conversion Agreement, dated as of January 29, 2010, among InovaChem and Jardine Capital Corp. (8)

10.3.2	Conversion Agreement, dated as of January 29, 2010, among InovaChem and Four M International, Inc. (8)

10.3.3	Conversion Agreement, dated as of January 29, 2010, among InovaChem and Po Shin Wong(8)

10.3.4	Conversion Agreement, dated as of January 29, 2010, among InovaChem and Ron Takamura(8)

10.4	Asset Purchase Agreement, dated July 13, 2007, between NuGen Mobility, Inc. and New Generation Motors Corporation (5)

10.5	Technical Assistance Agreement, dated June 9, 2009, between NuGen Mobility Inc. and Mahindra & Mahindra Ltd.* (5)

10.6	Technical Support Agreement, dated as of September 23, 2009, between NuGen Mobility, Inc. and Tube Investments of India Limited: Division BSA Motors & TI Cycles of India * (5)

10.7	Master License Agreement, dated December 17, 2005 between New Generation Motors Corporation and Bajaj Auto, Ltd.

10.8	SBIR Contract with the US Department of Defense

10.9	Engagement letter between NuGen Mobility, Inc. and Martinez-Ayme Securities, dated November 9, 2009(3)

10.10	6% Promissory Note, dated August 23, 2007 made by NuGen Mobility, Inc in favor of New Generation Motors(3)

10.11	Employment Agreement dated as of January 1, 2010 by and between Eric Takamura and InovaChem, Inc.(4)

10.12	Employment Agreement dated as of January 1, 2010 by and between Alan Pritzker and InovaChem, Inc.(4)

10.13	2010 Stock Option Plan(4)

10.14	Letter Agreement dated as of February 11, 2010 by and between Inovachem, Inc and the representative of certain investors (5)

10.15	Stock Pledge Agreement dated as of February 11, 2010, between Eric Takamura and Uzi Halevy (5)

10.16	Letter between InovaChem, Inc and John Salatino(4)

10.17	Conditional Grant Agreement, dated October 3, 2001 with The ICICI Limited (5)
10.18	Conversion Agreement dated January 29, 2010, among InovaChem, Inc., NuGen Mobility, Inc. and Four M International, Inc. (7)

10.19	Acknowledgments dated December 11, 2009 from each of William Zuo, Henry Toh, Xiaojing Li, Shao Jun Xu, Alan Pritzker and Michael Kleinman(8)

10.20	Employee Secrecy, Invention and Noncompetition Agreement dated November 1, 1995 between Joel Jermakian and New Generation Motor Corporation(8)

10.21	Form of Option Agreement granted by Eric Takamura

10.22	Stock Purchase Agreement dated November 9, 2009 among Eric Takamura, Hamilton Clark & Co. and NuGen Mobility, Inc. (8)

10.23	Forgiveness of Debt dated November 17, 2009 from William Zuo (9)

10.24	Forgiveness of Debt dated November 17, 2009 from Henry Toh (9)

10.25	Forgiveness of Debt dated November 17, 2009 from Alan Pritzker (9)

10.26	Form of Regulation S Subscription Agreement (10)

10.27	Form of Subscription Agreement (10)

10.28	First Amendment to Lease, dated October 1, 2010

10.29	Deed of Lease, dated October 31, 2010

21.1	Subsidiaries of the Registrant (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on March 25, 2010.
(2) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K/A on February 9, 2010
(3) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on February 4, 2010.
(4) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on February 17, 2010.
(5) Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1on June 25, 2010
(6) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on March 8, 2010.
(7) Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on August 24, 2010.
(8) Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on October 7, 2010
(9) Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on November 8, 2010
(10) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on January 6, 2011

 * Confidential Treatment has been requested with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer (principal executive officer)

January 11, 2011

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer (principal financial and accounting officer)

January 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric Takamura	Chairman, Chief Executive	January 11, 2011
Eric Takamura	Officer and Director
(Principal Executive Officer)

/s/ Alan Pritzker	Chief Financial Officer	January 11, 2011
Alan Pritzker	(Principal Financial and
Accounting Officer)

/s/ Henry Toh	Executive Vice President of	January 11, 2011
Henry Toh	Corporate Development and
Director

/s/ Michael Kleinman	Director	January 11, 2011
Michael Kleinman

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

NUGEN HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
NuGen Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NuGen Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of NuGen Holdings, Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a net loss of $1,642,086 an accumulated deficit of $4,532,289 and negative cash flows from operations of $1,492,451. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
January 11, 2011

NUGEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	For Years Ended
	September 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$863,876	$58,929
Accounts receivable, net	253,754	214,006
Prepaid expenses	11,309	5,491
Inventory	222,915	-

Total current assets	1,351,854	278,426

Machiney & Equipment, Net	43,325	5,596
Other Assets	7,365	7,365

	$1,402,544	$291,387

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long term liabilities	$13,428	$388,640
Accounts payable and accrued expenses	479,951	199,447
Customer deposits	150,000	-
Due to related parties	-	491,931

Total current liabilities	643,379	1,080,018

Long-Term Notes Payable	603,916	599,339

Total liabilities	1,247,295	1,679,357

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized, 55,881,564 and 27,133,384 shares issued and outstanding	55,882	27,133
Additional paid-in capital	4,631,656	1,475,100
Accumulated deficit	(4,532,289)	(2,890,203)
Total stockholders' equity (deficit)	155,249	(1,387,970)

	$1,402,544	$291,387

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2010	2009

Revenues	$432,989	$796,847

Direct costs	70,437	103,122
Direct labor	622,377	481,865

Gross profit (loss)	(259,825)	211,860

Operating expenses
Compensation	821,477	196,818
Rent & office	103,417	96,995
Professional fees	109,232	12,817
Travel expenses	192,577	36,827
Other general and administrative expenses	76,250	33,397
Total operating expenses	1,302,953	376,854

Net loss from operations	(1,562,778)	(164,994)

Other income and (expense)
Interest income	1,619	-
Interest expense	(60,262)	(157,515)
Foreign currency transaction loss	(20,665)	-
Total other income and (expense)	(79,308)	(157,515)

Net loss	$(1,642,086)	$(322,509)

Net loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	42,512,167	27,133,384

The accompanying notes are an integral part of these consolidated  financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2010

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at September 30, 2008	-	$-	27,133,384	$27,133	$128,407	$(2,567,694)	$(2,412,154)

Forgiveness of debt, related party	-	-	-	-	1,346,693	-	1,346,693

Net loss from October 1, 2008 to September 30, 2009	-	-	-	-	-	(322,509)	(322,509)

Balance at September 30, 2009	-	-	27,133,384	27,133	1,475,100	(2,890,203)	(1,387,970)

Contributed services	-	-	-	-	37,500	-	37,500

Recapitalization	-	-	6,278,346	6,279	(68,544)	-	(62,265)

Issuance of common stock for cash, net of offering costs of $145,041	-	-	15,366,668	15,366	2,199,593	-	2,214,959

Issuance of warrants	-	-	-	-	53,640	-	53,640

Issuance of common stock in exchange for debt	-	-	6,103,166	6,104	909,371	-	915,475

Issuance of common stock for services	-	-	1,000,000	1,000	(1,000)	-	-

Vesting of stock options	-	-	-	-	25,996	-	25,996

Net loss from October 1, 2009 to September 30, 2010	-	-	-	-	-	(1,642,086)	(1,642,086)

Balance at September 30, 2010	-	$-	55,881,564	$55,882	$4,631,656	$(4,532,289)	$155,249

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,642,086)	$(322,509)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Contributed services	37,500	-
Vesting of stock options	25,996	-
Depreciation expense	2,872	1,865
Changes in operating assets and liabilities:
Accounts receivable	(39,748)	(84,803)
Prepaid expenses	(4,223)	(2,500)
Inventory	(222,915)	-
Customer deposits	150,000	-
Due to related parties		95,174
Accounts payable and accrued expenses	200,153	158,447

Net cash used in operating activities	(1,492,451)	(154,326)

Cash flows from investing activities:
Cash acquired in recapitalization	4,060	-
Purchase of property and equipment	(17,289)	-

Net cash used in investing activities	(13,229)	-

Cash flows from financing activities:
Proceeds from sale of common stock, net	2,268,599	-
Proceeds from issuance of notes payable	70,000	150,000
Principal payments on debt	(27,972)	(3,804)
Principal payments on related party debt		(5,001)

Net cash provided by financing activities	2,310,627	141,195

Net increase (decrease) in cash and cash equivalents	804,947	(13,131)

Cash and cash equivalents at beginning of period	58,929	72,060

Cash and cash equivalents at end of period	$863,876	$58,929

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45,319	$55,047
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$915,475	$-
Net non-cash assets and (liabilities) assumed in recapitalization	$(62,265)	$-

During 2010 the Company purchased computer equipment and issued a note payable for $12,910

In September 2009, the Company’s Chairman, CEO & President, who is also a major shareholder, forgave $1,346,693 of indebtedness owed him by the Company. This amount was credited to Additional Paid-in Capital.

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

Description of Business

The Company is engaged, through its wholly-owned subsidiary NuGen, in the research, development and sale of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Ashburn, Virginia. Our revenue is derived primarily from contract research and development engineering services. Our technology relates to specialty electric drive engines and related components. This technology is currently being sold directly to original equipment manufacturers (“OEMs”) pursuant to technical assistance agreements. The agreements generally provide for us to engineer our technology to run in various platforms (e.g. vehicles, electric generators and motors) and to be adapted to a customer’s particular application. We offer these services from our facility located in Virginia, to customers that require high-efficiency, reliable, compact permanent magnet electrical motor systems, controllers, vehicle interface modules (including energy storage, management and monitoring systems) and related software. Our technology is used primarily to convert electrical power into mechanical power so that mechanical power can be used to propel a vehicle or run a generator and may be used in markets ranging from electric/hybrid electric vehicles to materials handling equipment, distributive power, ground support equipment, motion control, and military systems.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Estimates are required for the preparation of consolidated financial statements in accordance with generally accepted accounting principles and actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation. We evaluated subsequent events through January 11, 2011, the date our financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the accounts of NuGen Holdings, Inc, and its wholly owned subsidiaries, NuGen Mobility, Inc., and Trinterprise, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $491,497 in excess of FDIC insurance limits as of September 30, 2010.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts. At September 30, 2010, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At September 30, 2010 and 2009 the Company had $222,915 and $0, respectively, of work in process inventory.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, computer equipment, which is 5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended September 30, 2010 and 2009 was $2,872 and $1,865, respectively.

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

The Company recently entered into Small Business Innovation Research contracts with both the US Army and the US Navy, the revenue under these contracts will be recognized in the same period as allowable and billable costs are incurred.

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

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is anti-dilutive. As of September 30, 2010 and 2009, there were 360,000 and 0 warrants outstanding, respectively, and 2,400,000 and 0 options outstanding, respectively, to purchase the Company’s common stock. These options and warrants have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on October 1, 2010.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE B – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,532,289, a net loss of $1,642,086 and negative cash flows from operations of $1,492,451 during the year ended September 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses to earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NOTE C – DEBT

Long-term debt consists of:
	September 30, 2010	September 30, 2009

Promissory note dated August 23, 2007	$596,108	$596,108

Promissory notes dated July 13, 2007	-	230,089

Promissory note dated June 5, 2009	-	150,000

Related Parties	-	491,931

Other	21,236	11,782

	617,344	1,479,910

Less: current portion	13,428	880,571

Total long term debt	$603,916	$599,339

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

As of September 30, 2010, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage, have not exceeded the $7,500 minimum payment. The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note F – Commitments and Contingencies – below).

Pursuant to the Promissory Notes dated as of July 13, 2007, the Company accrued interest on these loans at the rate of 10% per annum. As the Company has not made payments of principal that were due in the past, the loans were in technical default. Accordingly, they are classified under the Current portion of long-term debt on the Company’s September 30, 2009 Balance Sheet. These amounts were converted to equity in January 2010 (See Note G – Stockholders’ Equity (Deficit)).

Pursuant to the Promissory Note dated as of June 5, 2009, the Company accrued interest on this loan at the rate of 5.6% per annum. As the note was due on demand, it is classified under the current portion of long-term debt on the Company’s September 30, 2009 Balance Sheet. These amounts were converted to equity in January 2010 (See Note G – Stockholders’ Equity (Deficit)).

In November 2007, the Company purchased computer equipment and issued a four year note payable, included in “Other” on the above table, in the amount of $9,326. The Company accrues interest on this loan at the rate of 18.45% per annum and makes monthly fixed payments of interest and principal.

In January 2008, the Company converted $35,650 of accounts payable, for advisory services and expenses, from a consultant into a note payable. The Company accrued interest on this loan at the rate of 1% per annum. During the year ended September 30, 2010, $25,000 was repaid by the Company and the remaining balance was forgiven by the consultant.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

In December 2009 and January 2010, the Company received $50,000 and $20,000, respectively as bridge loans. The loans bear interest at 5% per annum and were converted in January 2010 in exchange for 466,667 shares of the Company’s common stock in connection with its private placement.

In August 2010, the Company purchased computer equipment and issued a three year note payable, included in “Other” on the above table, in the amount of $12,910. The Company accrues interest on this loan at the rate of 0.38% per annum and makes monthly fixed payments of interest and principal.

NOTE D - INCOME TAXES

The Company’s tax expense differs from the tax expense based on statutory rate for the period ended September 30, 2010 and 2009 (computed by applying the U.S. federal income tax rate of 34 percent to the loss before taxes), as follows:
	Year Ended	Year Ended
	September 30, 2010	September 30, 2009
Computed "expected" tax benefit – Federal (34%)	$(558,309)	$(166,458)
Computed "expected" tax benefit – State (3.96%)	(65,027)	(19,387)
Increase in taxes resulting from:
In kind contribution of services	14,235	1,815
Disallowed meals and entertainment	2,334	-
Change in valuation allowance	606,767	184,030
	$-	$-
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2010 and 2009 is as follows:
	September 30, 2010	September 30, 2009
Deferred tax assets:
Net operating loss carry-forwards	$(1,697,989)	$(1,091,222)
Total deferred tax assets	(1,697,989)	(1,091,222)
Less valuation allowance	1,697,989	1,091,222
Net deferred tax assets, net	$-	$-
As of September 30, 2010 we had net operating loss carry-forwards (NOL) of approximately $4,473,100 for U.S. income tax purposes that expire in varying amounts through 2030. The valuation allowance increased by $606,767 for the year ended September 30, 2010.

The valuation allowance for deferred tax assets of $1,697,989 and $1,091,222 at September 30, 2010 and September 30, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets can be realized prior to their expiration. Based on the Company's assessment it has determined the deferred tax assets are not currently realizable.

NOTE E - RELATED PARTY TRANSACTIONS

Related Parties

A significant shareholder of the Company is the brother of the Company’s Chairman, CEO and President. This shareholder loaned a total of $371,500 to the Company between August 2007 and September 2009 which is included in the Balance Sheet of the Company in Due to related parties, along with $93,976 of accrued interest at December 31, 2009. These amounts were converted to 3,103,173 shares of the Company’s common stock in January 2010 valued at a recent cash offering price (See Note G Stockholders’ Equity (Deficit)).

On September 29, 2010, we entered into subscription agreements with three foreign accredited investors pursuant to which, among other things, we issued an aggregate of 5,500,000 shares of common stock at a purchase price of $0.16 per share, for aggregate gross proceeds of $880,000. In connection therewith, each investor executed and delivered an irrevocable proxy appointing our Chief Executive Officer, as his proxy to vote his shares.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE F - COMMITMENTS AND CONTINGENCIES

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

In connection with this transaction, , NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). The Company reached such agreement with the Indian export bank but the Company and such bank never ratified such agreement. As of September 30, 2010 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Lease Commitments

Rental expense for the years ended September 30, 2010 and 2009 was $81,362 and $79,744 respectively.

Employment Agreements

During the quarter ending March 31, 2010, we entered into employment agreements with our Executive Chairman and Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Vice President of Engineering and Programs (VP Engineering). The agreements, for the CEO, VP Engineering and CFO, provide for annual salaries, of $180,000, $160,000 and $120,000 respectively; signing bonuses of $30,000, $20,000 and $10,000 respectively; and, grants of options to purchase 900,000, 400,000 and 150,000 shares of our common stock, respectively. The shares subject to the options for the CEO and CFO have an exercise price of $0.45 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing February 28, 2010. The shares subject to the options for the VP Engineering are at an exercise price of $0.15 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing February 28, 2010, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 2011, and February 29, 2012 subject to accelerated exercise upon a change in control as provided therein and the right to exercise his remaining option in the event of the termination of his employment.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However NuGen does not have a signed document indicating such agreement. Currently, no demand has been made to NuGen for payment; accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”. As of September 30, 2010 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Concentration of Credit Risk

We have historically derived significant revenue from a few key customers. Revenue from one of our customers totaled $186,339 and $671,649 for the years ended September 30, 2010 and 2009 respectively which was 39 percent and 84 percent of total revenue respectively. Revenue from another customer totaled $140,169 for the year ended September 30, 2010 which was 39 percent of our 2010 revenues. Accounts receivable from these two customers equaled 100 percent of our total accounts receivable as of September 30, 2010.

NOTE G – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $139,396. In addition the Company has issued 1,000,000 common shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock.

On September 29, 2010, the Company entered into subscription agreements with three foreign investors pursuant to which, among other things, the Company issued an aggregate of 5,500,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for total cash proceeds of $880,000 and paid offering costs of $5,645. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreements each investor executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer as his proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

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

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

Preferred Stock

The Company entered into an agreement with a representative of eleven accredited investors confirming that such investors have the right, but not the obligation, to purchase, in the aggregate, a minimum of $500,000 and a maximum of $700,000 of our Class A Preferred Stock (the “Preferred Stock”) at a price of $0.15 per share. This right is exercisable beginning on the effective date of our registration statement until August 10, 2010, subject to a 60 day extension if the registration statement is not effective by August 10, 2010. The investors may exercise this right on August 10, 2010 even if the registration statement is not effective by such date. Although we have not been contacted by these persons or their representatives, we believe that the investors may have the right to exercise their right to purchase the Preferred Stock even though the 60 day period has expired. We also issued the representative of such investors warrants to acquire until March 16, 2011, 360,000 shares of our common stock at an exercise price of $0.001 per share. We have not yet filed a certificate of designation designating this Preferred Stock. Since we have not heard from the investors or their counsel, negotiations regarding the terms of the certificate of designation with respect to the Series A Preferred Stock have not commenced. When authorized, we expect that the preferred stock will be convertible into one share of common stock and be subject to adjustment for issuances of securities to third parties at a price less than $0.15 per share on a “full-ratchet basis” (i.e., so that we shall issue, free of charge to each holder of such preferred stock, such additional shares of Preferred Stock so that the total number of shares held by the such holder equals that number that would have been issued at the lower price) during the 18 months following a closing with respect to such issuance. We also expect to provide the holders pre-emptive rights and the right to designate one person to serve as a member of our board of directors. Upon exercise of the right to purchase the Preferred Stock, the investors will also receive options, warrants or other similar rights to acquire our common stock equal to the total value of the investors’ investment in the Preferred Stock, based on a share value of $0.15 per share. Since we have not commenced negotiating the terms of the certificate of designation, we are unsure as to the form the options, warrants or similar rights would take. We have not heard from the potential purchasers of the preferred stock or their counsel regarding this transaction. However, there will be included in either the terms of the Preferred Stock or pursuant to a separate convertible security, the right to purchase an additional share of common stock from the Company’s CEO at $0.15 per share.

We tentatively agreed that if we would ever grant certain rights to shareholders holding a prescribed percentage of our stock, the holders of the preferred shares would have the right to cumulate their shareholdings to determine if they are entitled to such rights. For example, if we would ever provide that more than 70% of the holders of our shares could require us to file a registration statement on their behalf, the holders of the preferred shares could aggregate their holdings to be part of that group. We also agreed to give these 11 investors an additional 10% of the value of their investment in preferred stock based on a share value of $0.15 per share. The exact value of such additional equity and the form of the additional consideration and the method for determining such value has not yet been negotiated and is presently unknown. If and when the preferred shares are purchased, each investor will also have the right for 18 months to purchase shares of common stock from the Company’s CEO for an exercise price of $0.50 per share.

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

	2010	2009
Risk-free interest rate	2.2%	-
Expected term (in years)	2	-
Expected volatility	82%	-
Dividend yield	0%	-

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

Stock-based compensation expense for the years ended September 30, 2010 and 2009 was $25,996 and $0, respectively.

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

 • our operating and financial performance; and

• the lack of liquidity of our capital stock;

Equity Awards

On February 9, 2010, pursuant to the 2010 Stock Option Plan, the Company granted options to acquire an aggregate of 2,000,000 shares of the Company’s common stock to several executive officers and employees. Subject to vesting, these options are exercisable during the ten years from the grant date at an exercise price of $0.45 per share. The options vest pro rata in 24 equal monthly installments as of the last day of each fiscal month, with the first installment vesting as of January 1, 2010. All of the options vest immediately upon a Change of Control Event. These options terminate immediately following the termination of such person’s employment with the Company for “Cause” (as defined in such employee’s employment agreement described above and other than Cause relating to the employee’s material uncured breach of his employment agreement in which case the options terminate in accordance with their stated term) and 180 days after such person voluntarily terminates his employment other than for “Good Reason” (as defined in such person’s employment agreement).

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

The following tables summarize all stock option and warrant grants to employees and consultants for the years ended September 30, 2010 and 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at September 30, 2009	-	-
Granted	2,400,000	$0.40
Exercised	-
Forfeited	-
Balance at September 30, 2010	2,400,000	$0.40
Options Exercisable at September 30, 2010	779,167	$$0.40
Weighted Average Fair Value of Options Granted During 2010		$$0.40

Of the total options granted, 779,167 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of September 30, 2010:

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.15	400,000	9.25 years	$0.15	133,333	$0.15
$0.45	2,000,000	9.25 years	$0.45	645,833	$0.45

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.001	360,000	.67 years	$0.001	360,000	$0.001

In February 2010, we issued the representative of eleven investors warrants to acquire until March 16, 2011, 360,000 shares of our common stock at an exercise price of $0.001 per share.

 NOTE H - SUBSEQUENT EVENTS

Regulation S private offering

On December 5, 2010, the Company entered into a subscription agreement with a foreign investor pursuant to which, among other things, the Company issued an aggregate of 412,500 shares of its common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for aggregate gross proceeds of $66,000. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreement the investor executed and delivered to the Company (i) an irrevocable proxy appointing, the Company’s Chief Executive Officer, as his proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

Convertible promissory notes

On October 22, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which the Company issued 3% convertible promissory notes (the “Notes”) in the aggregate principal amount of $70,000. The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a one-year term and are convertible by the Company into Common Stock at a price of $0.18 per share, subject to adjustment in certain circumstances, including fundamental transactions. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 3 business days’ notice and may repay any accrued interest in cash or additional shares of Common Stock. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date which failure continues for 10 days, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceeding are instituted

Leases

On October 7, 2010, the Company’s wholly owned subsidiary, NuGen Mobility Inc. entered into a three year lease for a combined office / warehouse space in the same building complex as the Company’s current space. The rent, which commenced effective December 1, 2010, is approximately $5,595 per month and increases by 3% on each anniversary date of the lease. We also entered into a one-year lease commencing October 1, 2010 for our current space of approximately 6,500 square feet, for a monthly rental of $4,860.