Form 10-Q
period 2010-12-31
NUGEN HOLDINGS, INC.
filed 2011-02-18
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐ No ☒

Common stock outstanding ($.001 par value) as of February 17, 2011: 56,294,064 shares.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

(UNAUDITED)

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$276,097	$863,876
Accounts receivable, net	466,977	253,754
Prepaid expenses	14,668	11,309
Inventory	152,833	222,915

Total current assets	910,575	1,351,854

Machiney & Equipment, Net	57,111	43,325
Other Assets	7,365	7,365

	$975,051	$1,402,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long term liabilities	$12,987	$13,428
Convertible notes	70,000	-
Accounts payable and accrued expenses	452,585	479,951
Customer deposits	26,960	150,000

Total current liabilities	562,532	643,379

Long-Term Notes Payable	602,576	603,916

Total liabilities	1,165,108	1,247,295

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized, 56,294,064 and 55,881,564 shares issued and outstanding	56,295	55,882
Additional paid-in capital	4,707,198	4,631,656
Accumulated deficit	(4,953,550)	(4,532,289)
Total stockholders' equity (deficit)	(190,057)	155,249

	$975,051	$1,402,544

The accompanying notes are an integral part of these condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended
	December 31,
	2010	2009

Revenues	$690,482	$150,141

Direct costs	419,751	8,100
Direct labor	289,178	160,148

Gross loss	(18,447)	(18,107)

Operating expenses
Compensation	218,841	58,481
Rent & office	41,921	22,738
Professional fees	20,462	3,499
Travel expenses	79,191	7,384
Other general and administrative expenses	31,637	8,079
Total operating expenses	392,052	100,181

Net loss from operations	(410,499)	(118,288)

Other income and (expense)
Interest income	154	-
Interest expense	(10,916)	(26,727)
Total other income and (expense)	(10,762)	(26,727)

Net loss	$(421,261)	$(145,015)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	55,998,140	27,133,384

The accompanying notes are an integral part of these condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
From October 1, 2010 to December 31, 2010

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at October 1, 2010	-	$-	55,881,564	$55,882	$4,631,656	$(4,532,289)	$155,249

Issuance of common stock for cash	-	-	412,500	413	65,587	-	66,000

Vesting of stock options	-	-	-	-	9,955	-	9,955

Net loss from October 1, 2010 to December 31, 2010	-	-	-	-	-	(421,261)	(421,261)

Balance at December 31, 2010	-	$-	56,294,064	$56,295	$4,707,198	$(4,953,550)	$(190,057)

The accompanying notes are an integral part of these condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(421,261)	$(145,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	37,500
Vesting of stock options	9,955	-
Depreciation expense	2,891	466
Changes in operating assets and liabilities:
Accounts receivable	(213,223)	56,005
Prepaid expenses	(3,359)	(10,833)
Inventory	70,082	-
Customer deposits	(123,040)	-
Due to related parties	-	(26,455)
Accounts payable and accrued expenses	(27,366)	50,970

Net cash used in operating activities	(705,321)	(37,362)

Cash flows from investing activities:
Purchase of property and equipment	(16,677)	-

Net cash used in investing activities	(16,677)	-

Cash flows from financing activities:
Proceeds from sale of common stock, net	66,000	-
Proceeds from issuance of notes payable	70,000	50,000
Principal payments on debt	(1,781)	(689)

Net cash provided by financing activities	134,219	49,311

Net increase (decrease) in cash and cash equivalents	(587,779)	11,949

Cash and cash equivalents at beginning of period	863,876	58,929

Cash and cash equivalents at end of period	$276,097	$70,878

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,638	$9,743
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the years ended September 30, 2010 and 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission on January 13, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of NuGen Holdings, Inc, and its wholly owned subsidiaries, NuGen Mobility, Inc., and Trinterprise, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company did not have deposits in excess of FDIC insurance limits as of December 31, 2010.

Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts. At December 31, 2010, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At December 31, 2010 and September 30, 2010 the Company had $17,839 and $120,317 respectively, of work in process inventory. At December 31, 2010 and September 30, 2010 the Company had $134,994 and $102,598 respectively, of raw materials inventory.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, computer equipment, which is 5 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the quarters ended December 31, 2010 and 2009 was $2,891 and $466, respectively.

Revenue and Cost Recognition

We currently generate revenue primarily from contract research and development services and may derive additional revenues in the future from the sale of our products to customers. Our products are specialty electric drive engines and related components. These products are a direct result of the services to design and build each unit, which are built to each customer’s specifications. We account for the products sold as one unit. We intend in the future to derive revenue from sales of products and will recognize the sale at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

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
AS OF DECEMBER 31, 2010

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

Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is anti-dilutive. As of December 31, 2010 and September 30, 2010 there were 360,000 warrants outstanding and 2,400,000 options outstanding to purchase the Company’s common stock. The Company also has convertible promissory notes outstanding that can be converted , at the Company’s option, to 388,889 shares of common stock. These options, warrants and convertible shares have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

NOTE B – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $4,953,550, a net loss of $421,261 for the quarter ending December 31, 2010 and negative cash flows from operations of $705,321 for the quarter ending December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses to earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NOTE C – DEBT

Long-term debt consists of:
	December 31, 2010	September 30, 2010
	(UNAUDITED)
Promissory note dated August 23, 2007	$596,108	$596,108

Other	19,455	21,236

	615,563	617,344

Less: current portion	12,987	13,428

Total long term debt	$602,576	$603,916

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

Convertible promissory notes

On October 22, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which the Company issued 3% convertible promissory notes (the “Notes”) in the aggregate principal amount of $70,000 which is included on the Company’s Balance Sheet under convertible notes.

 The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a one-year term and are convertible by the Company into Common Stock at a price of $0.18 per share, subject to adjustment if the Company effects a stock split or issues a stock dividend. If the Company effects a merger, sale of all or substantially all of its assets or any person acquires 50% of its stock, then the Note will be convertible into such number and kind of shares as would have been issuable on account of such transaction. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 3 business days’ notice and may repay any accrued interest in cash or additional shares of Common Stock. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date which failure continues for 10 days, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceeding are instituted

NOTE D - RELATED PARTY TRANSACTIONS

Related Parties

On December 5, 2010, a foreign investor entered into a subscription agreement with the Company pursuant to which, among other things, the Company issued an aggregate of 412,500 shares of its common stock at a purchase price of $0.16 per share, for total cash proceeds of $66,000. The proceeds were received by the Company in December 2010. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreements the investor executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer as her proxy to vote her shares and (ii) a lock-up agreement pursuant to which the investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

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

The principal and interest on the loan is to be repaid, on a quarterly basis, until all amounts due thereon have been paid. The amount of each payment is equal to the greater of (i) $7,500 and (ii) the product obtained by multiplying our Gross Revenues (as defined) for the quarter by the applicable percentage rate. The applicable percentage rate increases by one percentage point per year beginning at 2% for 2007 increasing to 6% for 2011 and all subsequent years. The payment is first applied to the accrued interest on the loan and the remainder, if any, to the principal amount owed. As of the date hereof, an aggregate of $82,500 has been paid (11 quarterly payments of $7,500 per quarter) and all of the payments have been applied to accrued interest. Accordingly, the principal balance of the loan has been $596,108 since August 2007.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

In connection with this transaction, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). The Company reached such agreement with the Indian export bank but the Company and such bank never ratified such agreement. As of December 31, 2010 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Lease Commitments

On October 7, 2010, the Company’s wholly owned subsidiary, NuGen Mobility Inc. entered into a three year lease for a combined office / warehouse space in the same building complex as the Company’s current space. The rent, which commenced effective December 1, 2010, is approximately $5,595 per month and increases by 3% on each anniversary date of the lease. We also entered into a one-year lease commencing October 1, 2010 for our current space of approximately 6,500 square feet, for a monthly rental of $4,860. Rental expense for the quarters ended December 31, 2010 and 2009 was $37,053 and $19,766 respectively.

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

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However NuGen does not have a signed document indicating such agreement. Currently, no demand has been made to NuGen for payment; accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”. As of December 31, 2010 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Concentration of Credit Risk

We have historically derived significant revenue from a few key customers. Revenue from one customer totaled $553,585 for the quarter ended December 31, 2010 which was 80 percent of our quarter ending December 31, 2010 revenues. Revenue from a different customer was $111,081 for the quarter ended December 31, 2009 which was 74 percent of total revenue.

NOTE F – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Offerings

On December 5, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with an “accredited investor” pursuant to which the Company issued an aggregate of 412,500 shares of common stock at a purchase price of $0.16 per share, for aggregate gross proceeds of $66,000. Such issuances were made in reliance on an exemption from registration under Regulation D and/or S promulgated under the Securities Act. The investor also executed and delivered to the Company (i) an irrevocable proxy appointing Eric Takamura, the Company’s Chief Executive Officer, as her proxy to vote her shares, and (ii) a lock-up agreement pursuant to which the investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

The Notes have a one-year term and are convertible by the Company into Common Stock at a price of $0.18 per share, subject to adjustment if the Company effects a stock split or issues a stock dividend. If the Company effects a merger, sale of all or substantially all of its assets or any person acquires 50% of its stock, then the Note will be convertible into such number and kind of shares as would have been issuable on account of such transaction. The Company may all or a portion of the outstanding principal and interest under the Notes upon 3 business days’ notice and may repay any accrued interest in cash or additional shares of Common Stock. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date which failure continues for 10 days, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceeding are instituted.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

Stock-based compensation expense for the quarters ended December 31, 2010 and 2009 was $9,955 and $0, respectively.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

The following tables summarize all stock option and warrant grants to employees and consultants for the quarters ended December 31, 2010 and 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at September 30, 2010	2,400,000	$0.40
Granted	-
Exercised	-
Forfeited	-
Balance at December 31, 2010	2,400,000	$0.40
Options Exercisable at December 31, 2010	1,079,166	$$0.40
Weighted Average Fair Value of Options Granted During 2010		$$0.40

Of the total options granted, 1,079,166 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options and warrants for the Company as of December 31, 2010:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.15	400,000	9.25 years	$0.15	183,333	$0.15
$0.45	2,000,000	9.25 years	$0.45	895,833	$0.45

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.001	360,000	.33 years	$0.001	360,000	$0.001

In February 2010, we issued the representative of eleven investors warrants to acquire until March 16, 2011, 360,000 shares of our common stock at an exercise price of $0.001 per share.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We caution readers that this Prospectus includes “forward-looking statements” ..Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this Prospectus. These factors include, but are not limited to:
general economic conditions,

☐	our ability to evaluate and predict our future operations and expenses, being an early stage development company with limited assets and no current operations,

☐	the possibility of future product-related liability claims,

☐	our future capital needs and our ability to obtain financing,

☐	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

☐	expenses involved in protecting our intellectual property and trade secrets,

☐	our ability to attract and retain key management, technical, and research and development personnel,

☐	our ability to research and develop new technology and design and manufacturing techniques,

☐	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,

☐	anticipated and unanticipated trends and conditions in our industry,

☐	our ability to predict consumer preferences,

☐	changes in the costs of operation,

☐	our ability to compete,

☐	our ability to manage growth and carry out growth strategies, including international expansion,

☐	possible necessity of obtaining government approvals for both new and continuing operations,

☐	risks, expenses and requirements involved in operating in various foreign markets, including India and China,

☐	exposure to foreign currency risk and interest rate risk,

☐	possible foreign import controls and United States-imposed embargoes,

☐	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

☐	other factors set forth in this Prospectus.

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

In the fiscal quarter ended December 31, 2010 $553,585 of our revenues were sales to Hefei New Generation Electro-Motor System Co. Ltd. (“Hefei”). $411,106 of that amount was for the sale of a machine and related components to Heifei, an additional $142,479 were billed for engineering services. Heifei may be a supplier of one of our electric motor systems to fulfill a potential order from Mahindra.

Our technical support agreement with BSA Motors expired in September 2010 and the contract work under the agreement was completed. We are in discussions with BSA Motors regarding entering into a new commercial contract for the next stage of work required. While we hope to enter into such an agreement with BSA Motors, there can be no assurances that we will be able to do so or that the terms of such agreement would be favorable or that BSA would decide to continue to do business with our company.

Results of Operations

Comparison of Quarters ending December 31, 2010 and 2009

Revenues. Our sales increased by $540,341 to $690,482 for the fiscal quarter ended December 31, 2010 from $150,141 for the fiscal quarter ended December 31, 2009. For the fiscal quarter ended December 31, 2010 the Company had $553,585 in sales to Hefei, $79,854 in sales to the Department of Defense (Navy SBIR) and $57,043 in sales pursuant to our contract with the Department of Defense (Army SBIR), versus sales for the fiscal year ended December 31, 2009 of $111,081 to Mahindra, pursuant to our Technical Assistance Agreements with Mahindra and $39,060 in sales to BSA Motors which were primarily for engineering services. In the fiscal quarter ending December 31, 2010, the Company provided various engineering services and delivered a machine and various components to Hefei for use in their facility in the Anhui province of China. The machine and related components delivered accounted for $411,106 of the revenues for the fiscal quarter, and we billed them $142,479 for engineering services to assist them in setting up their production facility.

Gross Loss. Our gross loss was $18,447 for the fiscal quarter ended December 31, 2010 versus $18,107 for the fiscal quarter ended December 31, 2009. The Company had increased direct labor expenses in the quarter ending December 31, 2010 due to its providing engineering services to Hefei.

Operating Expenses. Our operating expenses increased by $291,871 for the fiscal quarter December 31, 2010 from $100,181 for the fiscal quarter ended December 31, 2009. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of an increase in our compensation expense of $160,360; $100,000 of the increase was due primarily to the increase in the number of executive officers receiving compensation (four in 2010 compared to only one executive in 2009). We currently estimate that the current compensation rates will remain steady in the short term. Professional fees and travel expenses were increased due to the increased cost of being a publicly reporting company as well as additional travel expense associated with the increased number of executive officers in 2010.

Other Expenses. These expenses consist of interest expense which for the quarter ended December 31, 2010 decreased by $15,811 from $26,727 in 2009 primarily due to the conversion of a large portion of our debt to equity in January 2010. Additionally, the bridge loans made by our Chairman and CEO, Eric Takamura, were forgiven at the end of our fiscal 2009 year resulting in reduced interest expense in 2010.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately March 2011 (without giving effect to exercise of options to acquire our Series A Preferred Stock which if exercised, as to which no assurance can be given, would raise between $500,000 to $700,000) and we will require additional funds to continue operations thereafter. There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. . Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to reduced our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2010 and 2009 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Our working capital was $348,043, at December 31, 2010 compared to working capital of $708,475 at September 30, 2009. Net cash used in operating activities was $705,321 and $37,362 for the fiscal quarters ended December 31, 2010 and 2009, respectively. Cash flows from financing activities provided, in the fiscal quarter ended December 31, 2010, $134,219 and was primarily due to the net proceeds from the sale of the Company’s equity securities as well the sale of convertible notes. In the fiscal quarter ended December 31, 2009 cash flows from financing activities provided $49,311 which was primarily from the proceeds of a bridge loan, which was converted in the private placement to common stock. At December 31, 2010, we had $276,097 of cash on hand.

On December 5, 2010, we entered into a subscription agreement with foreign accredited investors pursuant to which, among other things, we issued an aggregate of 412,500 shares of our common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for aggregate gross proceeds of $66,000. In connection with the subscription agreements, the investor executed and delivered (i) an irrevocable proxy appointing, Eric Takamura, our Chief Executive Officer, as proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of our securities for a nine-month period. On October 22, 2010 we entered into subscription agreements with two investors pursuant to which we issued 3% convertible promissory notes in the aggregate principal amount of $70,000. The notes have a one-year term and are convertible by us into common stock at $0.18 per share. We may prepay all or apportion of the outstanding principal and interest under the notes and may repay any accrued interest in cash or additional shares of our common stock.

As of December 31, 2010, the Company had a total of $685,563 of debt outstanding. The primary components of this total are $596,108 owed to New Generation Motors and $70,000 owed to the holders of the Company’s convertible promissory notes. The Company also has the potential exercise of options to acquire a Series A Preferred Stock which could raise between $500,000-$700,000. The Company is not currently in default with respect to any material financing arrangement.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

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

The applicable percentage rate increases by one percentage point per year beginning at 2% for 2007 increasing to 6% for 2011 and all subsequent years. The payment is first applied to the accrued interest on the loan and the remainder, if any, to the principal amount owed. As of the date hereof, an aggregate of $ 82,500 has been paid (eleven quarterly payments of $7,500 per quarter) and all of the payments have been applied to accrued interest. Accordingly, the principal balance of the loan has been $596,108 since August 2007.

In addition, if prior to July 13, 2014 we have paid this note in full, we are also required to pay until July 13, 2014, on a quarterly basis, the product obtained by multiplying 2.5% by the Gross Revenues in the applicable quarter. Gross Revenues is defined as:

(i)all fees and other revenue that NuGen Mobility receives from any source,
(ii) the then-current fair market value of (x)the assets purchased from New Generation Motors, or (y)the business (as a going concern) or portion thereof sold or otherwise transferred to our affiliate, and
(iii)the proceeds from the sale or other disposition by NuGen Mobility to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern. To date, we have not been required to make any such payments.

Although the purchased assets included a license agreement between New Generation Motors and Bajaj Auto Ltd., an Indian based manufacturer of two and three-wheel vehicles, pursuant to which Bajaj Auto licensed our technology which is embedded in Bajaj Auto’s three-wheel Auto-Rickshaw, do not have a consent from Bajaj Auto to the assignment of this agreement with New Generation Motors to us nor do we have any other agreement with Bajaj.

As part of this asset purchase agreement, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that it had received from ICICI. We do not have a written assignment from ICICI regarding the assumption of this commitment. This conditional grant is only required to be paid back once Bajaj begins paying licensing fees on the technology mentioned above. If we had been assigned this agreement we would then be obligated to pay ICICI a royalty on the licensing fees received from Bajaj agreement until $1,400,000 is repaid based upon a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. ICICI also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001). In 2006, both New Generation Motors and ICICI agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. We have commenced discussions with ICICI with respect to an agreement for the conditional grant which we currently expect to enter into by March 2011. However, we currently do not have a signed document indicating such agreement and there can be no assurances that our discussions will result in such conditional grant agreement. Currently, no demand has been made to NuGen Mobility for payment; accordingly, we do not reflect this as a liability on our balance sheet but rather we include it under “Commitments and Contingencies” in our financial statement footnotes.

As of September 30, 2010, no payments are owed to ICICI, as Bajaj is not actively marketing its product at present.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT REQUIRED

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 1A.             RISK FACTORS.

Not required.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 29, 2010 and December 5, 2010, the Company entered into subscription agreements (the “Subscription Agreements”) with “accredited investors” pursuant to which the Company issued an aggregate of 5,912,500 shares of common stock at a purchase price of $0.16 per share, for aggregate gross proceeds of $946,000. Such issuances were made in reliance on an exemption from registration under Regulation D and/or S promulgated under the Securities Act. In connection with the purchases made by three of the investors (representing 5,500,000 of the shares), said investors also executed and delivered to the Company (i) an irrevocable proxy appointing Eric Takamura, the Company’s Chief Executive Officer, as his proxy to vote their shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period. The September 29, 2010 investors are affiliates of Hefei.

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

ITEM. 3.               DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                REMOVED AND RESERVED

ITEM 5.                OTHER INFORMATION.

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

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

February 18, 2011

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

February 18, 2011