Form 10-K/A
period 2010-09-30
NUGEN HOLDINGS, INC.
filed 2011-03-04
CIK 1415603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 56,654,064 shares of common stock, $0.001 par value, were outstanding on March 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note
This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC on January 13, 2011 (“Original Annual Report”) for the purpose of restating the disclosure in Item 9A Controls and Procedures to respond to the SEC’s comments thereto. Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after January 13, 2011, the filing date of the Original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings. However, this Form 10-K/A includes Exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control of financial reporting is designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (USGAAP), including those policies and procedures that (i) Pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and our directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design or our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of September 30, 2010.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

PART IV

ITEM 15. EXHIBITS

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer (principal executive officer)

March 4, 2011

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer (principal financial and accounting officer)

March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric Takamura	Chairman, Chief Executive	March 4, 2011
Eric Takamura	Officer and Director
(Principal Executive Officer)

/s/ Alan Pritzker	Chief Financial Officer	March 4, 2011
Alan Pritzker	(Principal Financial and
Accounting Officer)

/s/ Henry Toh	Executive Vice President of	March 4, 2011
Henry Toh	Corporate Development and
Director

/s/ Michael Kleinman	Director	March 4, 2011
Michael Kleinman