Form 10-Q
period 2011-03-31
NUGEN HOLDINGS, INC.
filed 2011-05-23
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No.
000-52865

NUGEN HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-1946130
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
44645 Guilford Drive, Suite 201
Ashburn, VA	20147
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒

Common stock outstanding ($.001 par value) as of May 20, 2011: 56,966,564 shares.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011

(UNAUDITED)

NUGEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$157,937	$863,876
Accounts receivable, net	483,678	253,754
Prepaid expenses	42,655	11,309
Inventory	178,416	222,915

Total current assets	862,686	1,351,854

Machinery & Equipment, Net	54,220	43,325
Other Assets	7,365	7,365

	$924,271	$1,402,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long term liabilities	$12,254	$13,428
Convertible notes	70,000	-
Accounts payable and accrued expenses	474,521	479,951
Customer deposits	7,672	150,000
Accounts payable and accrued expenses - related parties	197,514	-

Total current liabilities	761,961	643,379

Long-Term Notes Payable	601,493	603,916

Total liabilities	1,363,454	1,247,295

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized, 56,966,564 and 55,881,564 shares issued and outstanding	56,967	55,882
Additional paid-in capital	4,766,841	4,631,656
Accumulated deficit	(5,262,991)	(4,532,289)
Total stockholders' equity (deficit)	(439,183)	155,249

	$924,271	$1,402,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$308,712	$61,127	$999,194	$211,268

Direct costs	61,772	15,903	481,523	24,003
Direct labor	190,512	128,074	479,690	288,222

Gross profit (loss)	56,428	(82,850)	37,981	(100,957)

Operating expenses
Compensation	219,929	267,339	438,770	325,820
Rent & office	31,812	25,169	73,733	47,907
Professional fees	44,088	28,825	64,550	32,324
Travel expenses	40,151	55,156	119,342	62,540
Other general and administrative expenses	20,153	18,759	51,790	26,838
Total operating expenses	356,133	395,248	748,185	495,429

Net loss from operations	(299,705)	(478,098)	(710,204)	(596,386)

Other income and (expense)
Interest income	25	789	179	789
Interest expense	(9,761)	(15,131)	(20,677)	(41,858)
Total other income and (expense)	(9,736)	(14,342)	(20,498)	(41,069)

Net loss	$(309,441)	$(492,440)	$(730,702)	$(637,455)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	56,754,758	42,170,484	56,372,292	34,569,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From October 1, 2010 to March 31, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of	Par	Number of	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at October 1, 2010	-	$-	55,881,564	$55,882	$4,631,656	$(4,532,289)	$155,249

Issuance of common stock for cash, net	-	-	725,000	725	115,275	-	116,000

Issuance of common stock upon exercise of warrants	-	-	360,000	360	-	-	360

Vesting of stock options	-	-	-	-	19,910	-	19,910

Net loss from October 1, 2010 to March 31, 2011	-	-	-	-	-	(730,702)	(730,702)

Balance at March 31, 2011	-	$-	56,966,564	$56,967	$4,766,841	$(5,262,991)	$(439,183)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(730,702)	$(637,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	37,500
Vesting of stock options	19,910	6,089
Depreciation expense	5,782	933
Gain on settlement of debt	-	(10,592)
Changes in operating assets and liabilities:
Accounts receivable	(229,924)	50,311
Prepaid expenses	(31,346)	(9,557)
Inventory	44,499	(31,543)
Customer deposits	(142,328)	156,320
Accounts payable and accrued expenses	(5,430)	110,659
Accounts payable and accrued expenses - related parties	197,514	-

Net cash used in operating activities	(872,025)	(327,335)

Cash flows from investing activities:
Purchase of property and equipment	(16,677)	-
Cash acquired in recapitalization	-	4,060

Net cash provided by (used in) financing activities	(16,677)	4,060

Cash flows from financing activities:
Proceeds from sale of common stock, net	116,360	1,394,243
Proceeds from issuance of notes payable	70,000	70,000
Principal payments on debt	(3,597)	(26,166)

Net cash provided by financing activities	182,763	1,438,077

Net increase (decrease) in cash and cash equivalents	(705,939)	1,114,802

Cash and cash equivalents at beginning of period	863,876	58,929

Cash and cash equivalents at end of period	$157,937	$1,173,731

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,923	$24,845
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$-	$915,475
Net non-cash assets and (liabilities) assumed in recapitalization	$-	$(62,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of NuGen Holdings, Inc, and its wholly owned subsidiaries, NuGen Mobility, Inc., and Trinterprise, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company did not have deposits in excess of FDIC insurance limits as of March 31, 2011, and had $491,497 in excess of FDIC insurance limits at September 30, 2010.

Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts. At March 31, 2011 and September 30, 2010, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At March 31, 2011 and September 30, 2010 the Company had $41,684 and $120,317 respectively, of work in process inventory. At March 31, 2011 and September 30, 2010 the Company had $136,732 and $102,598 respectively, of raw materials inventory.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 5 years for computer equipment and 3 years for software. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the six months ended March 31, 2011 and 2010 was $5,782 and $933, respectively.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

The Company recently entered into Small Business Innovation Research contracts with both the US Army and the US Navy, the revenue under these contracts will be recognized in the same period as allowable and billable costs are incurred. Revenue under these contracts is earned when the services have been completed and collection is reasonably assured.

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

Loss per Common Share

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is anti-dilutive. As of March 31, 2011 and 2010 there were 0 and 360,000 warrants outstanding to purchase the Company’s common stock, and as of March 31, 2011 and 2010 there were 2,400,000 options outstanding to purchase the Company’s common stock. The Company also has convertible promissory notes outstanding that can be converted, at the Company’s option, to 388,889 shares of common stock. These options, warrants and convertible shares have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, notes payable and convertible note approximate fair value due to the relatively short period to maturity for this instrument.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE B – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,262,991, a net loss of $730,702 for the six months ending March 31, 2011 and negative cash flows from operations of $872,025 for the six months ending March 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses, earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NOTE C – DEBT

Long-term debt consists of:
	March 31, 2011	September 30, 2010
	(UNAUDITED)
Promissory note dated August 23, 2007	$596,108	$596,108

Other	17,639	21,236
	613,747	617,344

Less: current portion	12,254	13,428

Total long term debt	$601,493	$603,916

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

As of March 31, 2011, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage, have not exceeded the $7,500 minimum payment. The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note E – Commitments and Contingencies – below).

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

 The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a one-year term and are convertible by the Company into Common Stock at a price of $0.18 per share, subject to adjustment if the Company effects a stock split or issues a stock dividend. If the Company effects a merger, sale of all or substantially all of its assets or any person acquires 50% of its stock, then the Note will be convertible into such number and kind of shares as would have been issuable on account of such transaction. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 3 business days’ notice and may repay any accrued interest in cash or additional shares of Common Stock. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date which failure continues for 10 days, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted

NOTE D - RELATED PARTY TRANSACTIONS

Related Parties

On December 5, 2010 and March 30, 2011, a foreign investor entered into a subscription agreement with the Company pursuant to which, among other things, the Company issued an aggregate of 412,500 shares and 312,500 shares of its common stock at a purchase price of $0.16 per share, for total cash proceeds of $116,000. The proceeds were received by the Company in December 2010 and March 2011. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreements the investor executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer as her proxy to vote her shares and (ii) a lock-up agreement pursuant to which the investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

At March 31, 2011 the Company had Accounts payable and accrued expenses - related parties of $197,514 which includes unpaid salaries, reimbursable travel expenses and miscellaneous fees and expenses owed to corporate officers of the Company.

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

In connection with this transaction, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant) and has agreed to make payments to New Generation Motors based on the conditional grant terms in the asset purchase Agreement. New Generation Motors reached such agreement with the Indian export bank but New Generation Motors and such bank never ratified such agreement. As such the Company did not assume the loan and the loan agreement remains between the Indian export bank and New Generation Motors. As of March 31, 2011 no payments are owed to New Generation Motors, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However the Agreement was never signed and NuGen has treated the amount as a conditional grant due to New Generation Motors in accordance with the terms of the asset purchase agreement. Currently, no demand has been made to NuGen for payment; accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”. As of March 31, 2011 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Lease Commitments

On October 7, 2010, the Company’s wholly owned subsidiary, NuGen Mobility Inc. entered into a three year lease for a combined office / warehouse space in the same building complex as the Company’s current space. The rent, which commenced effective December 1, 2010, is approximately $5,595 per month and increases by 3% on each anniversary date of the lease. We also entered into a one-year lease commencing October 1, 2010 for our current space of approximately 6,500 square feet, for a monthly rental of $4,860. Rental expense for the six months ended March 31, 2011 and 2010 was $62,555 and $39,650 respectively.

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

Concentration of Credit Risk

We have historically derived significant revenue from a few key customers. Revenue from one customer totaled $705,265 for the six months ended March 31, 2011 which was 71 percent of our six months total ending March 31, 2011 revenues.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

Revenue from a different customer was $111,081 for the six months ended March 31, 2010 which was 53 percent of total revenue.

NOTE F – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Offerings

On December 5, 2010 and March 30, 2011, the Company entered into subscription agreements (the “Subscription Agreements”) with an “accredited investor” pursuant to which the Company issued an aggregate of 412,500 shares and 312,500 shares, respectively, of common stock at a purchase price of $0.16 per share, for aggregate gross proceeds of $66,000 and $50,000 respectively. Such issuances were made in reliance on an exemption from registration under Regulation D and/or S promulgated under the Securities Act. The investor also executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer, as her proxy to vote her shares, and (ii) a lock-up agreement pursuant to which the investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

Preferred Stock

The Company entered into an agreement with a representative of eleven accredited investors confirming that such investors have the right, but not the obligation, to purchase, in the aggregate, a minimum of $500,000 and a maximum of $700,000 of our Class A Preferred Stock (the “Preferred Stock”) at a price of $0.15 per share. On March 8, 2011, we entered into an option agreement (the “Option Agreement”) with such investors which replaced and superseded the prior agreement. The Option Agreement provides that the option to purchase the preferred stock terminates upon the earlier of (i) December 31, 2011, (ii) 180 days after the effective date of the Amended Registration Statement or (iii) if the Company demands that the investors exercise their option in the event that the Company enters into an agreement with respect to at least $2,500,000 at no less than $0.30 per share and the investors do not so exercise their right of first refusal to purchase such shares. We had also issued the representative of such investors one-year warrants to acquire 360,000 shares of our common stock at an exercise price of $0.001 per share; said person fully exercised his warrant on March 1, 2011. If the investors exercise their option to purchase the preferred stock, they will be entitled to convert said preferred stock at their option at any time into one share of common stock, subject to adjustment for issuances of securities to third parties at a price less than $0.15 per share on a “full-ratchet basis” (i.e., so that we shall issue, free of charge to each holder of such preferred stock, such additional shares of Preferred Stock so that the total number of shares held by the such holder equals that number that would have been issued at the lower price) during the 6 months following issuance and on a "weighted average" basis for 42 months following said 6-month period. The  “weighted average” anti-dilution protection uses a formula that adjusts the rate at which preferred stock converts into common stock based upon (i) the amount of money previously raised by the Company and the price per share at which it was raised and (ii) the amount of money being raised by the Company in the subsequent dilutive financing and the price per share at which such new money is being raised. This weighted average price (which will always be lower than the original purchase price following a dilutive financing) is then divided into the original purchase price in order to determine the number of shares of common stock into which each share of preferred stock is then convertible, which will be greater than one. Thus, a new reduced conversion price for the preferred stock is obtained, which results in an increased conversion rate for the preferred stock when converting to common stock. So long as the investors hold at least 5% of our outstanding capital stock in the aggregate, the holders of the preferred stock will also have pre-emptive rights, subject to certain exemptions for issuances under option plans or to strategic investors under certain circumstances. The holders of the preferred stock will also have the right to designate one person to serve as a member of our board of directors until the effectiveness of this prospectus. If we would ever grant certain rights to shareholders holding a prescribed percentage of our stock, the holders of the preferred shares would have the right to cumulate their shareholdings to determine if they are entitled to such rights. For example, if we would ever provide that more than 70% of the holders of our shares could require us to file a registration statement on their behalf, the holders of the preferred shares could aggregate their holdings to be part of that group. The investors will also be entitled to warrants to purchase the amount of shares of common stock equal to 10% of the total value of the investment in the preferred stock. The exercise price of the common share to be provided for in the warrant, which expires 12 months after it is issued, is $0.001 per share. We have not yet filed a certificate of designation designating this Preferred Stock.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

	2011	2010
Risk-free interest rate	-	2.2%
Expected term (in years)	-	2
Expected volatility	-	82%
Dividend yield	-	0%

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

Stock-based compensation expense for the six months ended March 31, 2011 and 2010 was $19,910 and $6,089, respectively.

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

• the lack of liquidity of our capital stock.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

The following table summarizes stock option grants to employees and consultants for the six months ended March 31, 2011, and the related changes during this period are presented below.

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options
Balance at September 30, 2010	2,400,000	$0.40
Granted	-
Exercised	-
Forfeited	-
Balance at March 31, 2011	2,400,000	$0.40
Options Exercisable at March 31, 2011	1,379,167	$$0.40
Weighted Average Fair Value of Options Granted During 2011		$$0.00

Of the total options granted, 1,379,167 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company as of March 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.15	400,000	9 years	$0.15	233,333	$0.15
$0.45	2,000,000	9 years	$0.45	1,145,834	$0.45

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE G – SUBSEQUENT EVENTS

Series B Preferred Stock - Private Offerings

In April 2011, the Company entered into subscription agreements (the “Subscription Agreements”) with six investors (each of which are “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to which, among other things, the Company issued an aggregate of 1,072,222 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $193,000. The Series B Preferred Stock was offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.

Each investor also received two-year warrants to purchase common stock, par value $0.001 per share, of the Company equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

The Company filed a Certificate of Designations, Preference and Rights of Series B Convertible Preferred Stock (“Certificate of Designation) in Delaware. The Certificate of Designation provides for the conversion of the Series B Preferred Stock to common stock of the Company on a one to one ratio. Cumulative dividends will accrue at the rate of $0.0054 per annum to be paid annually in shares of Series B Preferred Stock with the first payment due on July 1, 2012. The Series B Preferred Stock has a liquidation preference over capital stock of the Company ranking junior to the Series B Preferred Stock. The Series B Preferred Stock will be junior and subordinate to the Series A preferred stock, if and when an option to purchase such Series A preferred stock is exercised and Series A preferred stock is issued by the Company. The Series B Preferred Stock holders have voting rights equal to the number of shares of common stock into which such Series B Preferred Stock are convertible. The Series B Preferred Stock will vote together as a single class on all matters. The initial conversion price of $0.18 is subject to adjustment in the event of dividends, distributions, stock splits, or other occurrences, as set forth and in accordance with the formula in the Certificate of Designation. Any Series B Preferred Stock outstanding on December 31, 2012 is mandatorily convertible into common stock. The Series B Preferred Stock holders also have registration rights with respect to the shares of common stock into which such Series B Preferred Stock are convertible.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We caution readers that this Prospectus includes “forward-looking statements” .Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements are set forth in various places in this Prospectus. These factors include, but are not limited to:
general economic conditions,

	our ability to evaluate and predict our future operations and expenses,

	the possibility of future product-related liability claims,

	our future capital needs and our ability to obtain financing,

	our ability to protect our intellectual property and trade secrets, both domestically and abroad,

	expenses involved in protecting our intellectual property and trade secrets,

	our ability to attract and retain key management, technical, and research and development personnel,

	our ability to research and develop new technology and design and manufacturing techniques,

	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,

	anticipated and unanticipated trends and conditions in our industry,

	our ability to predict consumer preferences,

	changes in the costs of operation,

	our ability to compete,

	our ability to manage growth and carry out growth strategies, including international expansion,

	possible necessity of obtaining government approvals for both new and continuing operations,

	risks, expenses and requirements involved in operating in various foreign markets, including India and China,

	exposure to foreign currency risk and interest rate risk,

	possible foreign import controls and United States-imposed embargoes,

	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and

	other factors set forth in this Prospectus.

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

In the six months ended March 31, 2011, $705,265 of our revenues were sales to Hefei New Generation Electro-Motor System Co. Ltd. (“Hefei”). $411,106 of that amount was for the sale of a machine and related components to Hefei, an additional $294,159 were billed for engineering services. Hefei may be a supplier of one of our electric motor systems to fulfill a potential order from Mahindra & Mahindra Ltd. (“Mahindra”).

Our technical support agreement with BSA Motors of India, a subsidiary of the Murugappa Group (“BSA Motors”) expired in September 2010 and the contract work under the agreement was completed. We are in discussions with BSA Motors regarding entering into a new commercial contract for the next stage of work required. While we hope to enter into such an agreement with BSA Motors, there can be no assurances that we will be able to do so or that the terms of such agreement would be favorable or that BSA Motors would decide to continue to do business with our company.

Results of Operations

Comparison of Quarters ending March 31, 2011 and 2010

Revenues. Our sales increased by $247,585 to $308,712 for the fiscal quarter ended March 31, 2011 from $61,127 for the fiscal quarter ended March 31, 2010. For the fiscal quarter ended March 31, 2011 the Company had $151,680 in sales to Hefei, $74,819 in sales to Mahindra, pursuant to our Technical Assistance Agreements with Mahindra, $46,677 in sales pursuant to our contract with the Department of Defense (Army SBIR) and $35,536 in solar car race participant sales, versus sales for the fiscal quarter ended March 31, 2010 of $59,992 in sales to BSA Motors which were primarily for engineering services and $1,135 in solar car race participant sales. In the fiscal quarter ending March 31, 2011, the Company provided various engineering services to Hefei for use in their facility in the Anhui province of China, we billed them $151,680 for engineering services to assist them in setting up their production facility.

Gross Profit (loss). Our gross profit was $56,428 for the fiscal quarter ended March 31, 2011 versus a gross loss of $82,850 for the fiscal quarter ended March 31, 2010. The Company had increased direct labor expenses and direct costs in the quarter ending March 31, 2011 due to its providing engineering services to Hefei. The increase in gross profit is due in part to the nature of the revenues in the six months, i.e. the Army SBIR project as well as the engineering services to Hefei have lower direct costs.

Operating Expenses. Our operating expenses decreased by $39,115 for the fiscal quarter March 31, 2011 from $395,248 for the fiscal quarter ended March 31, 2010. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses.

Other Expenses. These expenses consist of interest expense which for the quarter ended March 31, 2011 decreased by $5,370 from $15,131 in 2010 primarily due to the conversion of a large portion of our debt to equity in January 2010.

Comparison of six months ending March 31, 2011 and 2010

Revenues. Our sales increased by $787,926 to $999,194 for the six months ended March 31, 2011 from $211,268 for the six months ended March 31, 2010. For the six months ended March 31, 2011 the Company had $705,265 in sales to Hefei, $74,820 in sales to Mahindra, pursuant to our Technical Assistance Agreement with Mahindra, $103,720 in sales pursuant to our contract with the Department of Defense (Army SBIR), $79,853 in sales to the Department of Defense (Navy SBIR) and $35,536 in solar car race participant sales, versus sales for the six months ended March 31, 2010 of $111,081 in sales to Mahindra, $99,052 in sales to BSA Motors which were primarily for engineering services and $1,135 in solar car race participant sales. In the six months ending March 31, 2011, the Company provided various engineering services and delivered a machine and various components to Hefei for use in their facility in the Anhui province of China. The machine and related components delivered accounted for $411,106 of the revenues for the fiscal quarter, and we billed them $294,159 for engineering services to assist them in setting up their production facility.

Gross Profit (loss). Our gross profit was $37,981 for the six months ended March 31, 2011 versus a gross loss of $100,957 for the six months ended March 31, 2010. The increase in gross profit is due in part to the nature of the revenues in the six months, i.e. the Army SBIR project as well as the engineering services to Hefei have lower direct costs. The Company had increased direct labor expenses in the six months ending March 31, 2011 due to its providing engineering services to Hefei.

Operating Expenses. Our operating expenses increased by $252,756 for the six months ended March 31, 2011 from $495,429 for the six months ended March 31, 2010. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of increases in our compensation expense due primarily to the increase in January 2010 in the number of executive officers receiving compensation (four). Professional fees and travel expenses for the six months were increased due to the increased cost of being a publicly reporting company as well as additional travel expense associated with the increased number of executive officers in 2011.

Other Expenses. These expenses consist of interest expense which for the six months ended March 31, 2011 decreased by $21,181 from $41,858 in 2010 primarily due to the conversion of a large portion of our debt to equity in January 2010.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately August 2011 (without giving effect to exercise of options to acquire our Class A Preferred Stock which if exercised, as to which no assurance can be given, would raise between $500,000 to $700,000) and we will require additional funds to continue operations thereafter. There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to reduced our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2010 and 2009 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Our working capital was $100,725, at March 31, 2011 compared to a working capital of $708,475 at September 30, 2010. Net cash used in operating activities was $872,025 and $327,335 for the six months ended March 31, 2011 and 2010, respectively. Cash flows from financing activities provided, in the six months ended March 31, 2011, was $182,763 and was primarily due to the net proceeds from the sale of the Company’s equity securities as well as the sale of convertible notes. In the six months ended March 31, 2010, cash flows from financing activities provided $1,438,077 which was primarily from the proceeds of a the private placement of common stock. At March 31, 2011, we had $157,937 cash on hand.

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $85,757. In addition the Company has issued 1,000,000 shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock which warrants were exercised on March 1, 2011. Also, in connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,166 shares of Common Stock (“Debt Conversion”). This number includes the 466,667 shares which were converted by an individual holding $70,000 of indebtedness not represented by a note.

On September 29, 2010, December 5, 2010 and March 30, 2011, we entered into subscription agreements with foreign accredited investors pursuant to which, among other things, we issued an aggregate of 5,500,000 shares, 412,500 and 312,500 shares of our common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for aggregate gross proceeds of $880,000, $66,000 and $50,000, respectively. In connection with the subscription agreements, each investor executed and delivered (i) an irrevocable proxy appointing, Eric Takamura, our Chief Executive Officer, as proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of our securities for a nine-month period. On October 22, 2010 we entered into subscription agreements with two investors pursuant to which we issued 3% convertible promissory notes in the aggregate principal amount of $70,000. The notes have a one-year term and are convertible by us into common stock at $0.18 per share. We may prepay all or apportion of the outstanding principal and interest under the notes and may repay any accrued interest in cash or additional shares of our common stock.

On April 12, 2011 and April 13, 2011, we entered into subscription agreements with three accredited investors pursuant to which, among other things, we issued an aggregate of 516,667 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $50,000 and $43,000, respectively. Each investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

As of March 31, 2011, the Company had a total of $683,747 of debt outstanding. The primary components of this total are $596,108 owed to New Generation Motors and $70,000 owed to holders of the Company’s convertible promissory notes. The Company also has the potential to exercise options to acquire our Class A Preferred Stock which could raise between $500,000-$700,000. The Company is not currently in default with respect to any material financing arrangement.

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

Revenue under the Company’s SBIR contracts with both the US Army and the US Navy will be recognized in the same period as allowable and billable costs are incurred.

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
(ii)	$101,083 in customer deposits that they retained though we were responsible for fulfilling such customer orders, and
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

The applicable percentage rate increases by one percentage point per year beginning at 2% for 2007 increasing to 6% for 2011 and all subsequent years. The payment is first applied to the accrued interest on the loan and the remainder, if any, to the principal amount owed. As of the date hereof, an aggregate of $90,000 has been paid (twelve quarterly payments of $7,500 per quarter) and all of the payments have been applied to accrued interest. Accordingly, the principal balance of the loan has been $596,108 since August 2007 and we are current in our payment obligations to New Generation Motors.

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

As part of this asset purchase agreement, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that it had received from ICICI. We do not have a written assignment from ICICI regarding the assumption of this commitment. This conditional grant is only required to be paid back once Bajaj begins paying licensing fees on the technology mentioned above. If we had been assigned this agreement we would then be obligated to pay ICICI a royalty on the licensing fees received from Bajaj agreement until $1,400,000 is repaid based upon a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. ICICI also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed the repayment of this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001). In 2006, both New Generation Motors and ICICI agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. However, we currently do not have a signed document indicating such agreement and there can be no assurances that our discussions will result in such conditional grant agreement. Therefore, under the terms of the asset purchase agreement, we are obligated to make payments to New Generation Motors on a conditional grant basis in accordance with the asset purchase agreement. Currently, no demand has been made to NuGen Mobility for payment; accordingly, we do not reflect this as a liability on our balance sheet but rather we include it under “Commitments and Contingencies” in our financial statement footnotes.

As of March 31, 2011, no payments are owed to New Generation Motors, as Bajaj is not actively marketing its product at present.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT REQUIRED

ITEM 4 CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the internal control over financial reporting during the six months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 1A.        RISK FACTORS.

Not required.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 30, 2011, we entered into a subscription agreement with a foreign accredited investor pursuant to which, among other things, we issued 312,500 shares of our common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for aggregate gross proceeds of $50,000. In connection with the subscription agreements, the investor executed and delivered (i) an irrevocable proxy appointing, Eric Takamura, our Chief Executive Officer, as proxy to vote her shares, and (ii) a lock-up agreement pursuant to which she agreed not to transfer, dispose of or encumber any of our securities for a nine-month period.

ITEM. 3.          DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.           OTHER INFORMATION.

None

ITEM 6.           EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

May 23, 2011

By:	/s/Alan Pritzker
Alan Pritzker
Chief Financial Officer

May 23, 2011