Form 10-Q
period 2011-06-30
NUGEN HOLDINGS, INC.
filed 2011-08-19
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

Common stock outstanding ($.001 par value) as of August 15, 2011: 56,966,564 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011

(UNAUDITED)

NUGEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$118,597	$863,876
Accounts receivable, net	382,439	253,754
Prepaid expenses	45,320	11,309
Inventory	144,071	222,915

Total current assets	690,427	1,351,854

Machinery & equipment, net	51,829	43,325
Other assets	12,960	7,365

	$755,216	$1,402,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long term liabilities	$11,799	$13,428
Convertible notes	70,000	-
Accounts payable and accrued expenses	414,194	479,951
Customer deposits	92,927	150,000
Accounts payable and accrued expenses - related parties	273,374	-

Total current liabilities	862,294	643,379

Long-Term notes payable	600,787	603,916

Total liabilities	1,463,081	1,247,295

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, Class A - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, Series B - $0.001 par value; 14,645,000 shares authorized, 1,627,778 and 0 shares issued and outstanding	1,628	-
Common stock - $0.001 par value; 200,000,000 shares authorized, 56,966,564 and 55,881,564 shares issued and outstanding	56,967	55,882
Additional paid-in capital	5,068,168	4,631,656
Accumulated deficit	(5,834,628)	(4,532,289)

Total stockholders' equity (deficit)	(707,865)	155,249

	$755,216	$1,402,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$134,019	$50,126	$1,133,213	$261,394

Direct costs	75,686	22,534	557,209	46,537
Direct labor	260,922	158,615	740,612	446,837

Gross loss	(202,589)	(131,023)	(164,608)	(231,980)

Operating expenses
Compensation	244,682	245,817	683,452	571,637
Rent & office	39,465	25,240	113,198	73,147
Professional fees	5,579	51,288	70,129	83,612
Travel expenses	48,909	63,558	168,251	126,098
Other general and administrative expenses	20,524	21,666	72,314	48,504
Total operating expenses	359,159	407,569	1,107,344	902,998

Net loss from operations	(561,748)	(538,592)	(1,271,952)	(1,134,978)

Other income and (expense)
Interest income	26	676	205	1,465
Interest expense	(9,915)	(9,149)	(30,592)	(51,007)
Total other income and (expense)	(9,889)	(8,473)	(30,387)	(49,542)

Net loss	(571,637)	(547,065)	(1,302,339)	(1,184,520)

Preferred stock Dividends	(1,388)	-	(1,388)	-

Net loss available to common shareholders	$(573,025)	$(547,065)	$(1,303,727)	$(1,184,520)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	56,966,564	50,381,564	56,570,383	39,840,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From October 1, 2010 to June 30, 2011
(UNAUDITED)

	Preferred Stock				Common Stock		Additional
	Number of Shares		Par Value		Number of	Par	Paid-in	Accumulated
	Class A	Series B	Class A	Series B	Shares	Value	Capital	Deficit	Total

Balance at October 1, 2010	-	-	$-	$-	55,881,564	$55,882	$4,631,656	$(4,532,289)	$155,249

Issuance of common stock for cash, net					725,000	725	115,275		116,000

Issuance of preferred stock for cash		1,627,778		1,628			291,372		293,000

Issuance of common stock upon exercise of warrants					360,000	360			360

Vesting of stock options							29,865		29,865

Net loss from October 1, 2010 to June 30, 2011								(1,302,339)	(1,302,339)

Balance at June 30, 2011	-	1,627,778	$-	$1,628	56,966,564	$56,967	$5,068,168	$(5,834,628)	$(707,865)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,302,339)	$(1,184,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	37,500
Vesting of stock options	29,865	16,044
Depreciation expense	11,174	1,399
Gain on settlement of debt	-	(10,592)
Changes in operating assets and liabilities:
Accounts receivable	(128,685)	127,757
Prepaid expenses	(34,011)	(6,623)
Inventory	78,844	(186,224)
Other assets	(5,595)	-
Customer deposits	(57,073)	150,000
Accounts payable and accrued expenses	(65,757)	80,951
Accounts payable and accrued expenses - related parties	273,374	-

Net cash used in operating activities	(1,200,203)	(974,308)

Cash flows from investing activities:
Purchase of property and equipment	(19,678)	(8,635)
Cash acquired in recapitalization	-	4,060

Net cash used in financing activities	(19,678)	(4,575)

Cash flows from financing activities:
Proceeds from sale of common stock, net	116,360	1,394,243
Proceeds from sale of preferred stock , net	293,000	-
Proceeds from issuance of notes payable	70,000	70,000
Principal payments on debt	(4,758)	(26,805)

Net cash provided by financing activities	474,602	1,437,438

Net increase (decrease) in cash and cash equivalents	(745,279)	458,555

Cash and cash equivalents at beginning of period	863,876	58,929

Cash and cash equivalents at end of period	$118,597	$517,484

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,341	$32,474
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$-	$915,475
Net non-cash assets and (liabilities) assumed in recapitalization	$-	$(62,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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
AS OF JUNE 30, 2011
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

Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company did not have deposits in excess of FDIC insurance limits as of June 30, 2011, and had $491,497 in excess of FDIC insurance limits at September 30, 2010.

Accounts Receivable

We extend unsecured credit to most of our customers following a review of the customers' financial condition and credit history. We establish an allowance for doubtful accounts based upon a number of factors including the length of time accounts receivables are past due, the customer's ability to pay its obligation to us, the condition of the general economy, estimates of credit risk, historical trends and other information. Accounts receivable are deemed to be past due when they have not been paid by their contractual due date. We write off accounts receivable when they become uncollectible against our allowance for doubtful accounts.  At June 30, 2011 and September 30, 2010, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At June 30, 2011 and September 30, 2010, the Company had $13,127 and $120,317 respectively, of work in process inventory.  At June 30, 2011 and September 30, 2010, the Company had $130,944 and $102,598, respectively, of raw materials inventory.

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 5 years for equipment and 3 years for software. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended June 30, 2011 and 2010 was $11,174 and $1,399, respectively.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

The Company recently entered into Small Business Innovation Research (“SBIR”) contracts with both the US Army and the US Navy, the revenue under these contracts will be recognized in the same period as allowable and billable costs are incurred. Revenue under these contracts is earned when the services have been completed and collection is reasonably assured.

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
AS OF JUNE 30, 2011
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

Diluted earnings per share is computed by dividing income or loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is anti-dilutive. As of June 30, 2011 and 2010 there were 0 and 360,000 warrants outstanding to purchase the Company’s common stock, and as of June 30, 2011 and 2010 there were 2,356,250 and 2,400,000 options outstanding to purchase the Company’s common stock. The Company has convertible promissory notes outstanding that can be converted, at the Company’s option, to 388,889 shares of common stock.  The Company has Series B Preferred Stock that provides for the conversion to common stock of the Company on a one to one ratio and has issued two-year warrants for common stock of the Company equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.  At June 30, 2011and 2010, the Company has issued and outstanding 1,627,778 and 0 shares of Series B Preferred Stock which can be converted to 1,627,778 and 0 shares of common stock of the Company, respectively and warrants which can be converted to 325,556 and 0 shares of common stock of the Company, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and accrued expenses, notes payable and convertible note approximate fair value due to the relatively short period to maturity for these instruments.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

 NOTE B – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,834,628, a net loss of $1,302,339 for the nine months ended June 30, 2011 and negative cash flows from operations of $1,200,203 for the nine months ending June 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses, earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NOTE C – DEBT

Long-term debt consists of:

	June 30, 2011	September 30, 2010
	(UNAUDITED)
Promissory note dated August 23, 2007	$596,108	$596,108

Other	16,478	21,236
	612,586	617,344

Less: current portion	11,799	13,428

Total long term debt	$600,787	$603,916

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

As of June 30, 2011, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage, have not exceeded the $7,500 minimum payment. The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note E – Commitments and Contingencies – below).

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

At June 30, 2011, the Company had Accounts payable and accrued expenses - related parties of $273,374 which includes unpaid salaries, reimbursable travel expenses and miscellaneous fees and expenses owed to corporate officers of the Company.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

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

In connection with this transaction, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant) and has agreed to make payments to New Generation Motors based on the conditional grant terms in the asset purchase Agreement. New Generation Motors reached such agreement with the Indian export bank but New Generation Motors and such bank never ratified such agreement. As such the Company did not assume the loan and the loan agreement remains between the Indian export bank and New Generation Motors. As of June 30, 2011 no payments are owed to New Generation Motors, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However the Agreement was never signed and NuGen has treated the amount as a conditional grant due to New Generation Motors in accordance with the terms of the asset purchase agreement. Currently, no demand has been made to NuGen for payment; accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”. As of June 30, 2011 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

Lease Commitments

On October 7, 2010, the Company’s wholly owned subsidiary, NuGen Mobility Inc. entered into a three year lease for a combined office / warehouse space in the same building complex as the Company’s current space. The rent, which commenced effective December 1, 2010, is approximately $5,595 per month and increases by 3% on each anniversary date of the lease. We also entered into a one-year lease commencing October 1, 2010 for our current space of approximately 6,500 square feet, for a monthly rental of $4,860. Rental expense for the nine months ended June 30, 2011 and 2010 was $95,466 and $61,478 respectively.

Employment Agreements

During the quarter ending June 30, 2010, we entered into employment agreements with our Executive Chairman and Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Vice President of Engineering and Programs (VP Engineering). The agreements, for the CEO, VP Engineering and CFO, provide for annual salaries, of $180,000, $160,000 and $120,000 respectively; signing bonuses of $30,000, $20,000 and $10,000 respectively; and, grants of options to purchase 900,000, 400,000 and 150,000 shares of our common stock, respectively. The shares subject to the options for the CEO and CFO have an exercise price of $0.45 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing February 28, 2010. The shares subject to the options for the VP Engineering are at an exercise price of $0.15 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing February 28, 2010, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 2011, and February 29, 2012 subject to accelerated exercise upon a change in control as provided therein and the right to exercise his remaining option in the event of the termination of his employment.

On June 30, 2011, Alan Pritzker tendered his resignation as the Chief Financial Officer of the Company.  The Board of Directors of the Company appointed Marshall G. Webb as Chief Financial Officer, effective upon Mr. Pritzker’s resignation. The Company entered into a one-year employment  agreement, dated July 1, 2011 with Marshall G. Webb pursuant to which Mr. Webb will be employed as a senior executive officer of the Company and, immediately upon Mr. Pritzker’s resignation, will serve as the Company’s Chief Financial Officer.  The Employment Agreement will automatically renew for additional one-year terms unless either party notifies the other of its desire not to renew the Employment Agreement within 90 days of the expiration of the then current term.  Mr. Webb will be entitled to a base salary of $120,000 per annum, which the board of directors may periodically increase but not decrease, and an annual bonus at the discretion of the Board, currently anticipated at 25% of Mr. Webb’s base salary.  Mr. Webb will be paid a special bonus of $15,000 for each $1,000,000 raised or 1.5% of any amount raised less than $1,000,000 raised following the current Series B financing effort underway.  The Employment Agreement also provides for the grant of a ten-year option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.45 per share which will vest as to 125,000 shares upon the execution of the Agreement (July 1, 2011) and as to the balance ratably over a 12-month period beginning on July 31, 2011. All options will immediately vest and become exercisable upon a change of control, sale of substantially all of the Company’s assets, a merger in which the Company is not the surviving company, the Company replaces Mr. Webb for other than cause, or Mr. Webb is replaced by Series B investors.  The option will immediately terminate if Mr. Webb is terminated for cause and in 90 days if Mr. Webb resigns other than for good reason.

Concentration of Credit Risk

We have historically derived significant revenue from a few key customers.   Accounts receivable, net from two customers totaled $324,235 at June 30, 2011 which was 84% of accounts receivable, net at June 30, 2011.  Revenue from two customers totaled $897,256 for the nine months ended June 30, 2011 which was 79 percent of our nine months total ending June 30, 2011 revenues.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

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

Preferred Stock

Class A Preferred Stock

The Company entered into an agreement with a representative of eleven accredited investors confirming that such investors have the right, but not the obligation, to purchase, in the aggregate, a minimum of $500,000 and a maximum of $700,000 of our Class A Preferred Stock (the “Preferred Stock”) at a price of $0.15 per share. On March 8, 2011, we entered into an option agreement (the “Option Agreement”) with such investors which replaced and superseded the prior agreement. The Option Agreement provides that the option to purchase the preferred stock terminates upon the earlier of (i) December 31, 2011, (ii) 180 days after the effective date of the Amended Registration Statement or (iii) if the Company demands that the investors exercise their option in the event that the Company enters into an agreement with respect to at least $2,500,000 at no less than $0.30 per share and the investors do not so exercise their right of first refusal to purchase such shares. We had also issued the representative of such investors one-year warrants to acquire 360,000 shares of our common stock at an exercise price of $0.001 per share; said person fully exercised his warrant on March 1, 2011. If the investors exercise their option to purchase the preferred stock, they will be entitled to convert said preferred stock at their option at any time into one share of common stock, subject to adjustment for issuances of securities to third parties at a price less than $0.15 per share on a “full-ratchet basis” (i.e., so that we shall issue, free of charge to each holder of such preferred stock, such additional shares of Preferred Stock so that the total number of shares held by the such holder equals that number that would have been issued at the lower price) during the 6 months following issuance and on a "weighted average" basis for 42 months following said 6-month period. The “weighted average” anti-dilution protection uses a formula that adjusts the rate at which preferred stock converts into common stock based upon (i) the amount of money previously raised by the Company and the price per share at which it was raised and (ii) the amount of money being raised by the Company in the subsequent dilutive financing and the price per share at which such new money is being raised. This weighted average price (which will always be lower than the original purchase price following a dilutive financing) is then divided into the original purchase price in order to determine the number of shares of common stock into which each share of preferred stock is then convertible, which will be greater than one. Thus, a new reduced conversion price for the preferred stock is obtained, which results in an increased conversion rate for the preferred stock when converting to common stock. So long as the investors hold at least 5% of our outstanding capital stock in the aggregate, the holders of the preferred stock will also have pre-emptive rights, subject to certain exemptions for issuances under option plans or to strategic investors under certain circumstances. The holders of the preferred stock will also have the right to designate one person to serve as a member of our board of directors until the effectiveness of this prospectus. If we would ever grant certain rights to shareholders holding a prescribed percentage of our stock, the holders of the preferred shares would have the right to accumulate their shareholdings to determine if they are entitled to such rights. For example, if we would ever provide that more than 70% of the holders of our shares could require us to file a registration statement on their behalf, the holders of the preferred shares could aggregate their holdings to be part of that group. The investors will also be entitled to warrants to purchase the amount of shares of common stock equal to 10% of the total value of the investment in the preferred stock. The exercise price of the common share to be provided for in the warrant, which expires 12 months after it is issued, is $0.001 per share. We have not yet filed a certificate of designation designating this Preferred Stock.

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

If and when the preferred shares are purchased, each investor will also have the right for 18 months to purchase shares of common stock from the Company’s CEO for an exercise price of $0.50 per share.

Series B Preferred Stock

The Company is offering a maximum of 13,888,889 shares of Series B Preferred Stock at a purchase price of $0.18 per share and 2,777,778 Warrants; the investor is to receive Warrants equal to 20% of the number of shares of Preferred Stock purchased.  Such issuances were made in reliance on an exemption from registration under the Securities Act,  that the Series B Preferred Stock will be issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated there under. The Company has entered into subscription agreements with eight accredited investors to purchase an aggregate of 1,627,778 Series B convertible preferred shares, par value $0.001 per share at a purchase price of $0.18 per share, for aggregate gross proceeds of $293,000.  Each investor also received two-year warrants to purchase in the aggregate 325,556 shares of common stock, par value $0.001 per share, of the Company.

The Company filed a Certificate of Designations, Preference and Rights of Series B Convertible Preferred Stock in Delaware. The Certificate of Designation provides for the conversion of the Series B Preferred Stock to common stock of the Company on a one to one ratio. Cumulative dividends will accrue at the rate of $0.0054 per annum to be paid annually in shares of Series B Preferred Stock with the first payment due on July 1, 2012. The Series B Preferred Stock has a liquidation preference over capital stock of the Company ranking junior to the Series B Preferred Stock. The Series B Preferred Stock will be junior and subordinate to the Series A preferred stock, if and when an option to purchase such Series A preferred stock is exercised and Series A preferred stock is issued by the Company. The Series B Preferred Stock holders have voting rights equal to the number of shares of common stock into which such Series B Preferred Stock are convertible. The Series B Preferred Stock will vote together as a single class on all matters. The initial conversion price of $0.18 is subject to adjustment in the event of dividends, distributions, stock splits, or other occurrences, as set forth and in accordance with the formula in the Certificate of Designation. Any Series B Preferred Stock outstanding on December 31, 2012 is mandatorily convertible into common stock. The Series B Preferred Stock holders also have registration rights with respect to the shares of common stock into which such Series B Preferred Stock are convertible.

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

NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

	2011	2010
Risk-free interest rate	-%	2.2%
Expected term (in years)	-	2
Expected volatility	-%	82%
Dividend yield	-%	0%

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

Stock-based compensation expense for the nine months ended June 30, 2011 and 2010 was $29,865 and $16,044, respectively.

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
AS OF JUNE 30, 2011
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

The following table summarizes stock option grants to employees and consultants for the nine months ended June 30, 2011, and the related changes during this period are presented below.

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock Options
Balance at September 30, 2010	2,400,000	$0.40
Granted	-
Exercised	-
Forfeited	(43,750)
Balance at June 30, 2011	2,356,250	$0.40
Options Exercisable at June 30, 2011	1,679,167	$0.40
Weighted Average Fair Value of Options Granted During 2011		$0.00

Of the total options granted, 1,679,167 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company as of June 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.15	400,000	8.75 years	$0.15	283,334	$0.15
$0.45	1,956,250	8.75 years	$0.45	1,395,833	$0.45

 NUGEN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE G – SUBSEQUENT EVENTS

Alan Pritzker tendered his resignation as the Chief Financial Officer of the Company on June 30, 2011. The Board of Directors of the Company appointed Marshall G. Webb as Chief Financial Officer, effective upon Mr. Pritzker’s resignation on June 30, 2011. The Company entered into a one-year employment  agreement, dated July 1, 2011 with Marshall G. Webb pursuant to which Mr. Webb will be employed as a senior executive officer of the Company and, immediately upon Mr. Pritzker’s resignation, will serve as the Company’s Chief Financial Officer.  The Employment Agreement will automatically renew for additional one-year terms unless either party notifies the other of its desire not to renew the Employment Agreement within 90 days of the expiration of the then current term.

Under the Employment Agreement, Mr. Webb will be entitled to a base salary of $120,000 per annum, which the board of directors may periodically increase but not decrease, and an annual bonus at the discretion of the Board, currently anticipated at 25% of Mr. Webb’s base salary.  Mr. Webb will be paid a special bonus of $15,000 for each $1,000,000 raised or 1.5% of any amount raised less than $1,000,000 raised following the current Series B financing effort underway.  The Employment Agreement also provides for the grant of a ten-year option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.45 per share which will vest as to 125,000 shares upon the execution of the Agreement (July 1, 2011) and as to the balance ratably over a 12-month period beginning on July 31, 2011. All options will immediately vest and become exercisable upon a change of control, sale of substantially all of the Company’s assets, a merger in which the Company is not the surviving company, the Company replaces Mr. Webb for other than cause, or Mr. Webb is replaced by Series B investors.  The option will immediately terminate if Mr. Webb is terminated for cause and in 90 days if Mr. Webb resigns other than for good reason.

On August 5, 2011, Henry Toh, a corporate officer, made a short term working capital loan to the Company in the amount of $20,000.  The loan is non interest bearing and is due on demand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended September 30, 2010.   Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates or underlie such forward-looking statements include, but are not limited to:

•	general economic conditions
•	our ability to evaluate and predict our future operations and expenses,
•	the possibility of future product-related liability claims,
•	our future capital needs and our ability to obtain financing,
•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,
•	expenses involved in protecting our intellectual property and trade secrets,
•	our ability to attract and retain key management, technical, and research and development personnel,
•	our ability to research and develop new technology and design and manufacturing techniques,
•	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,
•	anticipated and unanticipated trends and conditions in our industry,
•	our ability to predict consumer preferences,
•	changes in the costs of operation,
•	our ability to compete,
•	our ability to manage growth and carry out growth strategies, including international expansion,
•	possible necessity of obtaining government approvals for both new and continuing operations,
•	risks, expenses and requirements involved in operating in various foreign markets, including India and China,
•	exposure to foreign currency risk and interest rate risk,
•	possible foreign import controls and United States-imposed embargoes,
•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and
•	other factors set forth in this 10Q.

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

In the nine months ended June 30, 2011, $761,644 of our revenues included sales to Hefei New Generation Electro-Motor System Co. Ltd. (“Hefei”). Of that amount, $411,106 was for the sale of a machine and related components and $350,538 for engineering services. Hefei may be a supplier of one of our electric motor systems to fulfill a potential order from Mahindra & Mahindra Ltd. (“Mahindra”).

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

Results of Operations

Comparison of Quarters ending June 30, 2011 and 2010

REVENUES:  Our sales increased by $83,893 to $134,019 for the fiscal quarter ended June 30, 2011 from $50,126 for the fiscal quarter ended June 30, 2010. For the fiscal quarter ended June 30, 2011 the Company had $56,379 in sales to Hefei, $14,516 in sales to Mahindra, pursuant to our Technical Assistance Agreements with Mahindra, $31,891 in sales pursuant to our contract with the Department of Defense (Army SBIR) and $31,233 in solar car race participant sales, versus sales for the fiscal quarter ended June 30, 2010 of $6,543 in sales to Mahindra, pursuant to our Technical Assistance Agreements with Mahindra, $15,624 in sales to BSA Motors which were primarily for engineering services and $27,959 in solar car race participant sales. In the fiscal quarter ending June 30, 2011, the Company provided various engineering services to Hefei for use in their facility in the Anhui province of China, we billed them $56,379 for engineering services to assist them in setting up their production facility.

GROSS PROFIT (LOSS):  Our gross loss was $202,589 for the fiscal quarter ended June 30, 2011 versus a gross loss of $131,023 for the fiscal quarter ended June 30, 2010. The Company had increased direct labor expenses and direct costs in the quarter ending June 30, 2011 due to its providing engineering services to Hefei and the Army SBIR project.

Comparison of nine months ending June 30, 2011 and 2010

REVENUES:  Our sales increased by $871,819 to $1,133,213 for the nine months ended June 30, 2011 from $261,394 for the nine months ended June 30, 2010. For the nine months ended June 30, 2011 the Company had $761,644 in sales to Hefei, $89,335 in sales to Mahindra, pursuant to our Technical Assistance Agreement with Mahindra, $135,612 in sales pursuant to our contract with the Department of Defense (Army SBIR), $79,854 in sales to the Department of Defense (Navy SBIR) and $66,768 in solar car race participant sales, versus sales for the nine months ended June 30, 2010 of $117,694 in sales to Mahindra, $114,676 in sales to BSA Motors which were primarily for engineering services and $29,024 in solar car race participant sales. In the nine months ending June 30, 2011, the Company provided various engineering services and delivered a machine and various components to Hefei for use in their facility in the Anhui province of China. The machine and related components delivered accounted for $411,106 of the revenues, and we billed them $350,538 for engineering services to assist them in setting up their production facility.

GROSS PROFIT (LOSS):  Our gross loss was $164,608 for the nine months ended June 30, 2011 versus a gross loss of $231,980 for the nine months ended June 30, 2010. The decrease in gross loss is due in part to the nature of the revenues in the nine months, i.e. the Army SBIR project as well as the engineering services to Hefei have lower direct costs.

OPERATING EXPENSES:  Our operating expenses increased by $204,346 for the nine months ended June 30, 2011 from $902,998 for the nine months ended June 30, 2010. Operating expenses consist primarily of compensation, rent and office, professional fees and travel expenses. The increase consisted primarily of increases in our compensation expense due primarily to the increase in January 2010 in the number of executive officers receiving compensation (four). Professional fees and travel expenses for the nine months were increased due to the increased cost of being a publicly reporting company as well as additional travel expense associated with the increased number of executive officers in 2011.

OTHER EXPENSES:  These expenses consist of interest expense which for the nine months ended June 30, 2011 decreased by $20,415 from $51,007 in 2010 primarily due to the conversion of a large portion of our debt to equity in January 2010.

Liquidity and Capital Resources

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately September 2011 (without giving effect to exercise of options to acquire our Class A Preferred Stock or sale of our Series B Preferred Stock, as to which no assurance can be given, would raise between $2,800,000 to $3,000,000) and we will require additional funds to continue operations thereafter. There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to reduced our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2010 and 2009 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Our current liabilities exceed our current assets by $171,867 at June 30, 2011 compared to a working capital of $708,475 at September 30, 2010. Net cash used in operating activities was $1,200,203 and $974,308 for the nine months ended June 30, 2011 and 2010, respectively. Cash flows from financing activities was $474,602 for the nine months ended June 30, 2011, and was primarily due to the net proceeds from the sale of the Company’s equity securities, as well as, the sale of convertible notes. For the nine months ended June 30, 2010, cash flows from financing activities was $1,437,438, and was primarily due to the net proceeds from the sale of the Company’s equity securities.  At June 30, 2011, we had $118,597 cash on hand.

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

For the three months ended June 30, 2011, we entered into subscription agreements with eight accredited investors pursuant to which, among other things, we issued an aggregate of 1,627,778 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $293,000. Each investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

As of June 30, 2011, the Company had a total of $682,586 of debt outstanding. The primary components of this total are $596,108 owed to New Generation Motors and $70,000 owed to holders of the Company’s convertible promissory notes. The Company is not currently in default with respect to any material financing arrangement.

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

Off Balance Sheet Arrangements

In August 2007, our subsidiary, NuGen Mobility entered into an asset purchase agreement pursuant to which it acquired substantially all of the assets, and specified liabilities of New Generation Motors Corporation, a Delaware corporation. The agreement requires the payment to New Generation Motors of $1,000,000 pursuant to a promissory note, which bears simple interest at the rate of six percent. The principal amount of this note was reduced to $596,108 by the application of $403,892 in credits. These credits consist of:

•	an aggregate of $273,741 in operational loans made by our principal shareholders to New Generation Motors to allow them to continue operations prior to August 2007,
•	$101,083 in customer deposits that they retained though we were responsible for fulfilling such customer orders, and
•	$29,068 in amounts we agreed to pay to New Generation Motors’s landlord for back rent.

The principal and interest on the loan is to be repaid, on a quarterly basis, until all amounts due thereon have been paid. The amount of each payment is equal to the greater of:

•	(i)-$7,500, and
•	(ii)-the product obtained by multiplying our Gross Revenues (as defined) for the quarter by the applicable percentage rate.

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

As of June 30, 2011, no payments are owed to New Generation Motors, as Bajaj is not actively marketing its product at present.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT REQUIRED

ITEM 4 CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 1A.        RISK FACTORS.

Not required.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended June 30, 2011, the Company has entered into subscription agreements with eight accredited investors to purchase an aggregate of 1,627,778 Series B convertible preferred shares, par value $0.001 per share at a purchase price of $0.18 per share, for aggregate gross proceeds of $293,000 for use as working capital.  Such issuances were made in reliance on an exemption from registration under the Securities Act, that the Series B Preferred Stock will be issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated there under.   The Company filed a Certificate of Designations, Preference and Rights of Series B Convertible Preferred Stock in Delaware. The Certificate of Designation provides for the conversion of the Series B Preferred Stock to common stock of the Company on a one to one ratio. Cumulative dividends will accrue at the rate of $0.0054 per annum to be paid annually in shares of Series B Preferred Stock with the first payment due on July 1, 2012. The Series B Preferred Stock has a liquidation preference over capital stock of the Company ranking junior to the Series B Preferred Stock. The Series B Preferred Stock will be junior and subordinate to the Series A preferred stock, if and when an option to purchase such Series A preferred stock is exercised and Series A preferred stock is issued by the Company. The Series B Preferred Stock holders have voting rights equal to the number of shares of common stock into which such Series B Preferred Stock are convertible. The Series B Preferred Stock will vote together as a single class on all matters. The initial conversion price of $0.18 is subject to adjustment in the event of dividends, distributions, stock splits, or other occurrences, as set forth and in accordance with the formula in the Certificate of Designation. Any Series B Preferred Stock outstanding on December 31, 2012 is mandatorily convertible into common stock. The Series B Preferred Stock holders also have registration rights with respect to the shares of common stock into which such Series B Preferred Stock are convertible.

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

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer

August 15, 2011

By:	/s/Marshall G. Webb
Marshall G. Webb
Chief Financial Officer

August 15, 2011