Form 10-K
period 2011-09-30
NUGEN HOLDINGS, INC.
filed 2012-01-13
CIK 1415603

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

or

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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $3,960,268.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 56,966,564 shares of common stock, $0.001 par value, were outstanding on January 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NUGEN HOLDINGS, INC.
FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended September 30, 2011 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

•	general economic conditions
•	our ability to evaluate and predict our future operations and expenses,
•	the possibility of future product-related liability claims,
•	our future capital needs and our ability to obtain financing,
•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,
•	expenses involved in protecting our intellectual property and trade secrets,
•	our ability to attract and retain key management, technical, and research and development personnel,
•	our ability to research and develop new technology and design and manufacturing techniques,
•	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,
•	anticipated and unanticipated trends and conditions in our industry,
•	our ability to predict consumer preferences,
•	changes in the costs of operation,
•	our ability to compete,
•	our ability to manage growth and carry out growth strategies, including international expansion,
•	possible necessity of obtaining government approvals for both new and continuing operations,
•	risks, expenses and requirements involved in operating in various foreign markets, including India and China,
•	exposure to foreign currency risk and interest rate risk,
•	possible foreign import controls and United States-imposed embargoes,
•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and
•	other factors set forth in this 10-K.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove accurate. You should not place undue reliance upon them. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether to reflect new information, future events or for any other reason otherwise.

OTHER PERTINENT INFORMATION

When used in this report, the terms “NuGen,” "we," "our," and "us" refers to NuGen Holdings, Inc., a Delaware corporation.   When used in this report, “fiscal 2011” means the year ended September 30, 2011 and "fiscal 2010" means the year ended September 30, 2010.

ITEM 1.   BUSINESS

CORPORATE HISTORY

•	We were incorporated as a Delaware corporation on September 27, 2007 under the name “Expedite 1, Inc.” for the purpose of acquiring an operating business.

•
On February 11, 2008, Exchequer, Inc., an entity affiliated with Henry Toh, our Vice Chairman, purchased all of the 100,000 outstanding shares of our common stock from the original sole stockholder for $97,000. We were then renamed InovaChem, Inc.

•
In June 2008, we acquired, through a reverse subsidiary merger, Trinterprise, LLC. As a result of this merger, the owners of Trinterprise became the owners of approximately 80% of our outstanding common stock. We contemplated that as a result of the Trinterprise acquisition that we would be engaged in the production and sale of sucralose (an artificial sweetener) and would pursue a strategic plan to reduce certain food, pharmaceutical and other products’ costs by using new technologies.   However, due to the uncertainty of the state of the economy and the inability to raise needed capital, InovaChem was unable to pursue this opportunity and abandoned this strategic plan.

•
NuGen Mobility, Inc. was organized as a Delaware corporation on September 8, 2006 for the purpose of engaging in research, development and manufacture of permanent magnet electric motors and related electric controls.

•
In August 2007, NuGen Mobility acquired substantially all of the assets, and certain liabilities of New Generation Motors Corporation, a Delaware corporation organized in May 2001, related to its business of designing, manufacturing, marketing and licensing axial flux and other electric motors

•
On January 29, 2010, pursuant to the Merger Agreement by and among NuGen Holdings, formerly known as InovaChem, NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of NuGen Holdings, and the other parties identified therein, InovaChem Mergerco II merged with and into NuGen, and NuGen, as the surviving corporation, became a wholly-owned subsidiary of NuGen Holdings.

•
On February 26, 2010, our board of directors and stockholders approved an amendment to our Certificate of Incorporation changing our name from InovaChem, Inc. to NuGen Holdings, Inc., which name change became effective in Delaware on March 4, 2010.

RECENT DEVELOPMENTS AND CHANGE IN CONTROL

•	Merger and Changes in Control

Effective upon the closing of the Merger referred to above, William Zuo, Shao Jun Xu and Xiaojing Li resigned from their respective positions as officers and directors of Inovachem. On the same date, the board of directors appointed Eric Takamura as Chairman, Chief Executive Officer, President and a director and John Salatino as Vice President of Engineering and Programs. Henry Toh retained his position as Vice Chairman of our board of directors and Executive Vice President of Corporate Development, Alan Pritzker retained his position as Chief Financial Officer, until his resignation effective June 30, 2011 and Michael Kleinman remained on the board of directors of our company.

•	Redemption

Immediately prior to the Merger dated January 29, 2010, the Company redeemed shares of stock from certain of its pre-merger stockholders such that a total of 6,278,346 shares of the Company’s common stock were outstanding prior to the Merger.

Simultaneous with the closing of the Merger, 15,236,667 shares of common stock were redeemed by NuGen Holdings for a cash payment of $152. Included in this amount was 5,484,167 shares redeemed from our former Chairman & CEO, William Zuo; 5,484,167 shares redeemed from our former Secretary and VP, Xiaojing Li; 71,667 shares redeemed from our current officer and director, Henry Toh; 3,433,333 shares redeemed from our former Chief Science and Technical Officer, Shao Jun Xu; and 763,333 shares redeemed from Lu Yiu, a shareholder.

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

•	Debt Conversion

In connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,166 shares of common stock (“Debt Conversion”). Included in this amount was $465,476 of indebtedness owed Ronald Takamura, brother of the Chairman and CEO and $57,938 of indebtedness owed to Four M International. Henry Toh, Vice Chairman of our board of directors and an officer of our company is an officer and director of Four M International.

•	Private Placements

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $139,396.

In addition the Company has issued 70,000 common shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock.

On September 29, 2010, December 5, 2010 and March 30, 2011, the Company entered into subscription agreements with four foreign investors pursuant to which, among other things, the Company issued an aggregate of 6,225,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for total cash proceeds of $996,000 and paid offering costs of $5,645. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreements each investor executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer as his proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

•	Convertible Debt

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

The Company is in default of these agreements because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the one year period.  The Company on January 6, 2012 began negotiations with these investors to convert this debt.  The Company believes it will be ultimately successful in converting this debt to stock per the original terms of the agreement.

•	Contributed Capital

During the quarter ended December 31, 2009, the Company’s CEO worked for the Company without compensation. Included in compensation expense is $37,500 of contributed capital by the CEO. Management believes its estimate of the value of this contributed service is reasonable.

•	Preferred Stock

Class A Preferred Stock

The Company entered into an agreement with a representative of eleven accredited investors confirming that such investors have the right, but not the obligation, to purchase, in the aggregate, a minimum of $500,000 and a maximum of $700,000 of our Class A Preferred Stock (the “Preferred Stock”) at a price of $0.15 per share. On March 8, 2011, we entered into an option agreement (the “Option Agreement”) with such investors which replaced and superseded the prior agreement. The Option Agreement provides that the option to purchase the preferred stock terminates upon the earlier of (i) December 31, 2011, (ii) 180 days after the effective date of the Amended Registration Statement or (iii) if the Company demands that the investors exercise their option in the event that the Company enters into an agreement with respect to at least $2,500,000 at no less than $0.30 per share and the investors do not so exercise their right of first refusal to purchase such shares. We had also issued the representative of such investors one-year warrants to acquire 360,000 shares of our common stock at an exercise price of $0.001 per share; said person fully exercised his warrants on March 1, 2011.

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

Series B Preferred Stock

The Company is offering a maximum of 13,888,889 shares of Series B Preferred Stock at a purchase price of $0.18 per share and 2,777,778 Warrants; the investor is to receive Warrants equal to 20% of the number of shares of Preferred Stock purchased.  Such issuances were made in reliance on an exemption from registration under the Securities Act that the Series B Preferred Stock will be issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated there under. During the three months ended June 30, 2011. the Company entered into subscription agreements with eight accredited investors to purchase an aggregate of 1,627,778 Series B convertible preferred shares, par value $0.001 per share at a purchase price of $0.18 per share, for aggregate gross proceeds of $293,000.  Each investor also received two-year warrants to purchase in the aggregate 325,556 shares of common stock, par value $0.001 per share, of the Company for $0 per share.

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

Dividends accrued at September 30, 2011 and 2010 for Series B preferred stock holders amounted to $3,634 and $0, respectively.

General

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

Our proprietary, variable gap, axial flux technology (for these purposes, a motor in which the magnetic fields run parallel to the access of rotation) combines:

•	very high efficiency and torque density capability (generally, the amount of turning force in relation to weight of the electro-magnetic components of the motor);and
•	low or zero emissions.

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

Strategic Relationships and Customers

•	Mahindra Group

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

•	Bajaj Auto Ltd.

Bajaj Auto Ltd. (“Bajaj Auto) was a party to a master license agreement with New Generation Motors which provided, among other things, that Bajaj Auto has (i) exclusive distribution licenses and the right to use one of our proprietary engineering designs (EMS-401-043) in their three-wheeled vehicle for sale anywhere in the world other than the United States (it is a non-exclusive right in the U.S), (ii) the exclusive license and right for the manufacturing specifications and technologies for use in their 3-wheeled vehicles that consist of an integrated electric motor and controller (which right applies to Bajaj Auto products built and marketed in India) and (iii) non-exclusive licenses for the manufacture and distribution of our product (EMS-401-043) in their various two- three- and four- wheeled vehicles, which right is exclusive in India with respect to two-wheeled vehicles.

Since commercial production did not commence within 3 years of the agreement, in accordance with the terms of the agreement, all rights there under became non-exclusive. Pursuant to the agreement, Bajaj Auto paid New Generation Motors a $245,500 fee with $400,000 to be paid, if at all, as follows: (i) $250,000 for the first 625 units of Bajaj Auto’s three wheeler products sold, based on a rate of $400 per unit; (ii) $50,000 upon the commencement of commercial production, which is defined as the completion of the initial 1,200 units and the remittance of preproduction technology fees of the products; (iii) $50,000 on completion of cumulative sale from the date of commencement of commercial production of 5,000 units of specified products; and (iv) $50,000 on completion of cumulative sale from the date of commencement of commercial production of 10,000 units of specified products. Under the agreement, Bajaj Auto is obligated to supply the first 300 units at cost and thereafter at 10% above cost. The term of the agreement is until the earlier of December 7, 2015 or 7 years from payment of 1,200 initial units and payments of a pre-production technology fee, and may be terminated by Bajaj Auto upon 90 days’ notice.

We have exclusive rights for the manufacture and sale of any improvements, modifications or developments of our technology and motor in the US. However, we do not have Baja Auto’s consent to the assignment of the master agreement to us or any other contractual agreement with Baja Auto. If Bajaj Auto begins to market their product with our motor, we intend to attempt to negotiate and enter into a commercial license agreement with Bajaj Auto. However, Bajaj Auto is not actively marketing its product at present and there can be no assurance that they will do so in the future or that we will be able to enter into a commercial agreement with Bajaj Auto and receive payments pursuant to the master license agreement or to any agreement.

•	BSA Motors of India

We were a party to a 12-month technical support agreement with BSA Motors of India, a subsidiary of the Murugappa Group (“BSA Motors”) which expired in September 2010. BSA Motors is in the business of designing, manufacturing and marketing electric, hybrid electric and standard internal combustion engine two-wheelers (2w) currently primarily in India. Pursuant to the agreement, we provided technical support, including prototype development and demonstration, concept design and development and improvements for motor and controller systems for BSA Motors electric scooters with the long-term goal of becoming BSA Motors’ power train systems supplier. The agreement provided that we would not provide technical support regarding the development, manufacture or marketing of axial flux power train or new power train systems for 2-wheeler platforms to other OEMs during the term of the agreement in India and that BSA Motors would not develop new axial flux power train with any party other than us. BSA Motors also has a right of first refusal for the commercial application in India of motors and controllers for electric 2-wheelers developed by us during the term of the agreement. The BSA products discussed are about half the power and size, such as 2kW vs. 8kW, as those in the Bajaj Auto agreement described above.

•	US Department of Defense

We have a two-year agreement, as amended, effective June 2010, with the United States Department of Defense (“DOD”) for a Phase II (contract value ranging from $500,000-$750,000) Small Business Innovation Research program (“SBIR”) with the US Army to demonstrate our variable gap control technology for electric generators and motors for the purpose of validating applicability, performance and reliability on future platforms and to produce prototypes. We have a consultant specializing in this area to facilitate our efforts. We also plan to coordinate the SBIR efforts to our ‘Micro-Truck’ drive system to increase the marketability and performance of that system. Although we do not currently foresee not being able to perform under the agreement, the contract as stated is a fixed price contract based on deliverables and milestones. In the event that we would not be able to deliver and complete the work as described in the contract, due to such factors as our overall financial stability, “force majeure” events, or reallocation of government budgets, the contract may be temporarily or indefinitely terminated.

•	Niche/Specialized Market

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

•
Two-wheelers: 20 two-wheel scooters for Bajaj Auto were built, tested and certified by the government of India. Four additional platforms with intended deployments are being considered with BSA Motors.

•
Further extension of this vertical market includes such applications as electric all-terrain vehicles (were management estimates, based solely on informal discussions between our management and representatives of Mahindra, we believe volumes could exceed 10,000 vehicles per year), golf carts (with about 250,000 vehicle sales per year in the US), neighborhood electric vehicles, quadracycles, citicars and electric motor applications for 15’ to 45’ sailboats.

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

We hope to market our advanced electric propulsion systems and components to vehicle original equipment manufacturers (OEM) and their suppliers throughout the world for use in electric, hybrid electric, plug-in hybrid electric and fuel cell electric vehicles. In recent years, the market for hybrid electric automobiles has begun to emerge, led by the introduction and market success of hybrid electric vehicles manufactured by Toyota, Lexus, Honda, Ford and General Motors. Recently, International Truck and Engine Corporation, Freightliner Trucks and Peterbilt Motors Company announced plans to begin production of hybrid electric medium-duty trucks and Caterpillar, Inc. introduced a belt-less engine/electric tracked bulldozer. As a result, we expect additional vehicle makers in both on-road and off-road markets to develop and introduce a variety of hybrid electric vehicles as the market acceptance of these vehicles continue to grow. To our knowledge, none of these companies manufacture axial flux motors; however their end application or market is the same market where our motors may be utilized. We believe that we are able to compete due to our topology or style of motor which offers unique characteristics. Our topology of motor is typically much shorter in length but larger in diameter than other styles of motors. Depending on the application and end use, this offers other potential options for the customers that the other competitors may not offer. In addition, our topology of motor generally offers greater torque capability for the same power level thus operating at lower speeds while still maintaining equivalent if not better efficiencies whereby the other systems typically will operate at higher speeds and lower torque to achieve the same power levels.

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

•
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

•
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

•
Efficiency: In accordance with National Electrical Manufacturers Association/International Electrical Technical Commission motor standard, general nominal efficiency of electric motors range from 78.8% to 92.4% efficiency depending on the size and power of the motor. In accordance with Energy Policy Act standards, premium efficiency electric motors achieve peak target efficiencies up to 95%. There is very limited data available regarding other axial flux motors since this a new topology of motor that very few if any have worked on. Stated unvalidated efficiencies have been seen from 60% to 95%. Our typical motors have total peak system efficiencies ranging from 92% to 96%. Removing the electronics from the system places the motors peak efficiencies in the range of 96% to 98%.

•
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

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because a significant portion of the Company’s sales are made on a ship-to-order basis.

At September 30, 2011 the Company’s backlog, which includes all binding purchase contracts and accepted purchase orders, was approximately $381,000.  Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Intellectual Property

We currently have three US patents and one foreign patent as follows:

•	U.S. Patent #6,348,751 B1-“Dual Starter Motor with Selectively Variable Air Gaps”

•	U.S. Patent #6,137,203-“Stator for an Axial Flux Motor Using at least Two Phases of Electrical Current”

•
U.S. Patent #6,975,082 B2-“Variable Speed Drive System Including Synchronous Electric Motor” - We have not received assignment documents from one of the two inventors with respect to this patent. Such inventor was an employee of New Generation Motors and had a contractual obligation in connection with his employment to assign inventions made by him. We have legal rights to the patent, by virtue of an assignment from at least one of the inventors. We are presently using the patent in all of our current programs.  This patent was filed in India as PCT # 1045/MUMNP/2005.

•
India PCT # 822/MUM/2003-“Compact Drive system for electrically operated road vehicle” -  No portion of our current business relies on this patent as it is a patent covering the product that we licensed with Baja.

NuGen's United States patents are due to expire between 2017 and 2024, subject to the payment of maintenance fees to the USPTO.

Indian patent counsel initiated restoration proceedings on April 9, 2010 for the Indian patent PCT # 1045/MUMNP/2005 which had expired because of the non-payment of the renewal fee for the 6th year annuity and was considered abandoned. Such patent was restored by the Indian patent office on October 23, 2010 and will expire in 2024. Indian patent counsel filed the assignment of all rights in the patent from New Generation Motors to NuGen Mobility with the Indian patent office on November 29, 2010.

Employees

People are considered to be a key element for success by the Company. Our future success will depend largely on its ability to continue to attract, retain, and motivate highly skilled and qualified personnel.   The Company’s employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage.  As of September 30, 2011, the Company had 14 full time employees and 1 part time employee.

ITEM 1A. RISK FACTORS

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 2. PROPERTIES

We entered into a one-year lease commencing October 1, 2010 for approximately 6,500 square feet which currently includes our executive offices and production facility located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia, for a monthly rental of $4,860. This lease expired September 30, 2011 and was converted to a month-to-month lease.  In addition, we lease an additional 6,550 square feet of office space located at 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia under a three-year lease with monthly lease payments of $5,595 (from December 1, 2010 to September 30, 2011), $5,764 (from October 1, 2011 to September 30, 2012), $5,933 (from October 1, 2012 to September 30, 2013) and $6,113 (from October 1, 2013 to October 31, 2013).

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party to or in which to our knowledge any of our directors, officers or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

On December 2, 2011, we received a “Notice of Event of Default” from CIT Guilford Drive, LLC, our landlord through September 30, 2011.  This notice requests that we pay our past due balance in the amount of $30,119.34 for past due rent for the period August 1, 2011 to September 30, 2011 for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt.  We are in negotiations with CIT Guilford Drive, LLC and expect to reach a satisfactory settlement.

On December 7, 2011, we received a “Notice to Pay or Quit” from DBT-Data Beaumeade Corporate Center LLC., our landlord from October 1, 2011.  This notice requests that we pay our past due balance for the period October 1, 2011 to December 31, 2011 in the amount of $38,576.37 for past due rent for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt.  We are in negotiations with DBT-Data Beaumeade Corporate Center LLC and expect to reach a satisfactory settlement.

ITEM 4.  (REMOVED AND RESERVED).

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

Equity Compensation Plans

The following table sets forth the number of shares of our common stock subject to outstanding awards or available for future awards as of September 30, 2011.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders (1)(2)(3)	2,500,000	$0.40	2,650,000

Equity Compensation Plans Not Approved by Security Holders

(1)
Represents options to purchase an aggregate of 1,350,000 shares of our common stock at $0.45 per share and 400,000 shares of our common stock at $0.15 per share issued to officers of our company under our 2010 Stock Option Plan. Such options vest and become exercisable in equal monthly installments on the last day of each month for 24 consecutive months, commencing February 28, 2010.

(2)
Represents options to purchase an aggregate of 500,000 shares of our common stock at $0.45 per share issued to employees of our company under our 2010 Stock Option Plan. Such options vest and become exercisable in equal monthly installments on the last day of each month for 24 consecutive months, commencing March 31, 2010.

(3)
Represents options to purchase 250,000 shares of our common stock at $0.45 per share issued to an officer of our company under our 2010 Stock Option Plan. 125,000 shares vested immediately and the balance becomes exercisable in equal monthly installments on the last day of each month for 12 consecutive months, commencing July 31, 2011.

2008 Stock Option Plan

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

2010 Stock Option Plan

Our board of directors adopted the 2010 Stock Option Plan on February 9, 2010. The total number of shares of common stock available under this Plan equals the sum of (i) 5,000,000, plus (ii) the number of shares with respect to awards that terminate without being exercised, are exchanged for awards that do not involve shares of common stock, or are settled in cash in lieu of shares of common stock. An aggregate of 5,150,000 shares of common stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options. The Plan is administered by our board of directors or the Compensation Committee, which Compensation Committee presently consists of Dr. Michael Kleinman. As of September 30, 2011, options to purchase 2,500,000 shares of common stock were outstanding and 2,650,000 shares of common stock remain available for issuance under the Plan.

Recent Sales of Unregistered Securities

During the period covered by this annual report, we have not issued any unregistered securities which have not been previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

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

Future cash commitments

The Company estimates the need for capital to run new production facilities. The exact amount will be determined based on both the market demand for the Company’s products and the time needed for these facilities to run at full capacity. The Company will carefully review its financial condition and consider financing with internally generated cash, bank loans or additional equity.  The Company expects that its proceeds from operating cash flows and its cash balances, together with proceeds from sales of equity will be sufficient to meet its anticipated liquidity needs for the next twelve months.

Results of Operations

Comparison of Fiscal Years ending September 30, 2011 and 2010

Net Sales:

Net sales by customer for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 is as follows:

	2011		2010
Customer	Amount	% of Total	Amount	% of Total	$ Change
Hefei	$761,644	53.1%	$0	0%	$761,644
Department of Defense (Army SBIR) – Phase 2 - Innovative Motor and Generator Technologies	289,236	20.2%	77,388	17.9%	211,848
Department of Defense (Navy SBIR) - Advanced Marine Generator for Combatant Craft	79,854	5.6%	0	0%	79,854
Mahindra Group	97,578	6.8%	186,339	43.0%	(88,761)
BSA Motors of India	0	0%	140,169	32.4%	(140,169)
Solar car participants	205,290	14.3%	29,093	6.7%	176,197
Total	$1,433,602	100.0%	$432,989	100.0%	$1,000,613

Revenues from Hefei amounted to 53.1% of our total revenues in fiscal 2011 and consists the purchase and resale of specialized equipment for Hefei’s manufacturing facility amounting to $411,106 and engineering support services amounting to $350,538.  Revenues generated from the Department of Defense–Army increased by $211,848 from $77,388 and consist of 12 months and 3 months of progress billings for the years ended September 30, 2011 and 2010, respectively.  There were no revenues from BSA Motors of India, a subsidiary of the Murugappa Group (“BSA Motors”) as our technical support agreement with BSA Motors expired in September 2010 and the contract work under the agreement was completed. We are in discussions with BSA Motors regarding entering into a new commercial contract for the next stage of work required. While we hope to enter into such an agreement with BSA Motors, there can be no assurances that we will be able to do so or that the terms of such agreement would be favorable or that BSA Motors would decide to continue to do business with our company.

Direct Costs, Labor and Gross Loss:

Direct costs increased by $552,457 for the fiscal year ended September 30, 2011 from $70,437 for the fiscal year ended September 30, 2010 due to increased material costs because of higher revenues in fiscal 2011 and the purchase and resale of specialized equipment for Hefei’s manufacturing facility.  Direct labor increased by $387,827 for the fiscal year ended September 30, 2011 from $622,377 for the fiscal year ended September 30, 2010 to support higher revenues in 2011.  In addition, the increase of 8 employees hired throughout fiscal year 2010 were in place for all fiscal year 2011.

Our gross loss was $199,496 for the fiscal year ended September 30, 2011 versus $259,825 for the fiscal year ended September 30, 2010.

Operating Expenses:

Our operating expenses increased by $298,885 for the fiscal year ended September 30, 2011 from $1,302,953 for the fiscal year ended September 30, 2010. The increase consisted primarily of an increase in our compensation expense of $84,163.  Rent and office expense increased by $50,853 primarily due to the additional space rented at 21641 Beaumeade Circle, Suite 313, Ashburn, VA pursuant to a lease agreement dated October 1, 2011.   Bad debt expense increased by $109,901 from $0 in 2010 primarily due to managements estimate of the amount of probable credit losses in accounts receivable.

Other Expenses:

These expenses consist of interest expense and foreign currency transaction losses.  Interest expense for fiscal 2011 decreased by $16,369 from $60,262 in 2010 primarily due to the conversion of a large portion of our debt to equity in January 2010.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 compared to September 30, 2010.

	2011	2010

Current Assets	$323,061	$1,351,854

Current Liabilities	$1,612,721	$643,379

Working Capital (Deficit)	$(1,289,660)	$708,475

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately February 2012 (without giving effect to exercise of options to acquire our Class A Preferred Stock or sale of our Series B Preferred Stock, as to which no assurance can be given, would raise between $2,800,000 to $3,000,000).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of revenue sources.  As of September 30, 2011, we had a working capital deficit of $1,289,660.   There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to reduced our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2011 and 2010 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Net cash used in operating activities was $1,211,946 and $1,492,451 for the years ended September 30, 2011 and 2010, respectively. Cash flows from financing activities was $465,312 for the year ended September 30, 2011, and was primarily due to the net proceeds from the sale of the Company’s equity securities, as well as, the sale of convertible notes. For the year ended September 30, 2010 cash flows from financing activities was $2,310,627, and was primarily due to the net proceeds from the sale of the Company’s equity securities.  At September 30, 2011 and 2010, we had $97,564 and 863,876 cash on hand, respectively.

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $85,757. In addition the Company has issued 70,000 shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock. Also, in connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,166 shares of Common Stock (“Debt Conversion”). This number includes the 466,667 shares which were converted by an individual holding $70,000 of indebtedness not represented by a note.

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

On October 22, 2010 we entered into subscription agreements with two investors pursuant to which we issued 3% convertible promissory notes in the aggregate principal amount of $70,000. The notes have a one-year term and are convertible by us into common stock at $0.18 per share. We may prepay all or apportion of the outstanding principal and interest under the notes and may repay any accrued interest in cash or additional shares of our common stock.  The Company is in default of these agreements because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the one year period.  The Company on January 6, 2012 began negotiations with these investors to convert this debt.  The Company believes it will be ultimately successful in converting this debt to stock per the original terms of the agreement.

For the year ended September 30, 2011, we entered into subscription agreements with eight accredited investors pursuant to which, among other things, we issued an aggregate of 1,627,778 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $293,000. Each investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

As of September 30, 2011 and 2010, the Company had a total of $692,118 and $617,344 of debt outstanding, respectively. The primary components of this total are $596,108 owed to New Generation Motors and $70,000 owed to holders of the Company’s convertible promissory notes in 2011 and $596,108 owed to New Generation Motors in 2010.

The Company is delinquent in its quarterly payments to New Generation Motors due August 15, 2011 and November 15, 2011.  On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012.

Critical Accounting Policies

We have disclosed in the notes to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein. The following reflects the more critical accounting policies that currently affect our financial condition and results of operations.

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the allowance for doubtful accounts, the valuation of inventories and the recoverability of long-lived assets.  Actual results could differ from those estimates.

Accounts Receivables

In the normal course of business, the Company typically extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material.  Subsequent cash recoveries are recognized as income in the period when they occur.

Some customers are asked to provide deposits prior to the Company accepting their orders. Customer Deposits are reflected on the balance sheet as a current liability and are reclassified to revenue at the time when title to the goods and the benefits and risks of ownership passes to the customer.

Accounting for the Impairment or Disposal of Long-Lived Assets

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

Share-Based Payment

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

The Company is delinquent in its quarterly payments due August 15, 2011 and November 15, 2011.  On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012.

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

As of September 30, 2011, no payments are owed to New Generation Motors, as Bajaj is not actively marketing its product at present.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-22 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of September 30, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of September 30, 2011.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Title

Eric Takamura	42	Chairman, Chief Executive Officer, President and Director

John Salatino	56	Vice President of Engineering and Programs

Henry Toh	54	Vice Chairman, Executive Vice President of Corporate Development and Director

Marshall G. Webb	69	Chief Financial Officer

Michael Kleinman, M.D.	55	Director

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

John Salatino, Vice President of Engineering and Programs

Mr. Salatino has served as Vice President of Engineering and Programs since the Merger on January 29, 2010. Mr. Salatino has 25 years of experience in developing control and monitoring systems for vehicles ranging from military ground and air transport and fighting vehicles to commercial electric bicycles, scooters, assisted mobility and mining equipment. Mr. Salatino has 20 years experience at GE Aerospace, a defense and aerospace company, where he held positions in engineering development and management for military and commercial control systems and electronics packaging for turrets, propulsion systems and vehicle systems, and for advanced development of core technologies. From July 2007 to February 2010, Mr. Salatino was an engineering manager at Texas Instruments, a semiconductor company focusing on battery management integrated circuits for hybrid and battery electric vehicles. From March 2006 to June 2007, Mr. Salatino was VP Engineering and Programs at New Generation Motors. From November 2002 to February 2006, Mr. Salatino was the Engineering Director for EV motor and controls at WaveCrest Laboratories, an automotive company. Additionally, Mr. Salatino has a BS degree in Electrical Engineering from Northeastern University and a MS degree in Computers and Systems from Rensselaer Polytechnic Institute.

Henry Toh, Vice Chairman and Executive Vice President of Corporate Development

Mr. Toh has served as Vice Chairman of our board of directors and Executive Vice President of Corporate Development since February 2008.  Since April 2007, Mr. Toh has served as a director of American Surgical Holdings Inc, a privately held company specializing in staffing of surgical assistants. From January 2004 until June 2009, Mr. Toh has served as a director of Isolagen, Inc., a company which specialized in cellular therapy. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc., a wireless communications company. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of IDNA, Inc., a specialized finance and entertainment company. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc., a healthcare products manufacturer. From 1992 to August 2008, Mr. Toh served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University. Mr. Toh’s experience and skill in financial matters and his experience as a director of other public companies provides our board with insight into the financial markets, various financing strategies and strategic advice and led to the conclusion of our board that Mr. Toh should serve as a director of our company.

Marshall G. Webb, Chief Financial Officer.

Mr. Webb joined NuGen on July 1, 2011. Since 1999, Mr. Webb has served as President and Chief Financial Officer of Polaris Group, a financial advisory firm he founded to provide financial consulting, mergers and acquisitions services and capital sourcing to public and private companies. Since 2001, Mr. Webb has served as a Director of Teletouch Communications, Inc., a wireless communications company, and is Chairman of its Audit Committee, and member of its Compensation and Governance Committees. Mr. Webb is a designated “financial expert” as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and under federal securities law. From March 2006 until August 2007, Mr. Webb served as a Director of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment, and was Chairman of its Audit Committee. From February 2004 until April 2005, he served as Director and Audit Committee Chairman of Omni Energy Services Corp., a service provider to the oil and gas industry. From April 2004 until June 2009, Mr. Webb served as a Director of Isolagen, Inc., a development stage company involved in cellular therapy. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant (Texas), and began his business career with KPMG Peat Marwick.

Michael Kleinman, Director

Dr. Kleinman, M.D. has served as a director of InovaChem since June 2008. Dr. Kleinman has served as a director of American Surgical Holdings Inc., a privately held company, since April 2007. Dr. Kleinman graduated from Rice University and attained his medical degree at the University of Texas, Albert Einstein College of Medicine in Dallas, Texas in 1983. He is a Board certified surgeon with a private practice in Houston, Texas, Clinical Assistant Professor of Surgery at Baylor University and at the University of Texas, Physician Liaison for Memorial Care System, Fellow of the American College of Surgeons, Member of the American Society of General Surgeons, the Society of American Gastrointestinal Laparoscopic Surgery, Houston Surgical Society, Harris County Medical Society, the American Medical Association and past member of the Texas Medical Association, International College of Surgeons, American College of Physician Executives, and the American Board of Utilization Review Physicians. He also received the Physicians’ Recognition Award in 2003 and 2006, and 10 citations for top doctors. Further, as he is not employed by us, Dr. Kleinman is in a position to provide the board with an independent perspective on our activities. Dr. Kleinman’s science background, as well as his qualification as a director of another company, facilitates his understanding of, and ability to contribute to, technical issues that are addressed from time to time by our board and led to the conclusion of our Board that Dr. Kleinman should serve as a director of our company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and each of our executive officers ( each a “Named Executive Officer”) for the last two fiscal years. No other executive officer earned compensation in excess of $100,000 during our 2011 and 2010 fiscal years.

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified	All
Name and				Stock	Option		Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards		Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)		($)	Earnings ($)	($)	($)
Eric Takamura	2011	180,000	0		0					180,000
Chairman and Chief Executive Officer	2010	135,000	30,000		23,670	(1)(3)				188,670

Henry Toh	2011	90,000			0					90,000
Executive Vice President of Corporate Development	2010	67,500			11,835	(1)(3)				79,335

John Salatino	2011	172,449	0		0					172,449
Vice President of Engineering	2010	92,308	20,000		27,040	(1)(3)				139,348

Marshall G. Webb (7)	2011	40,000			6,875	(2)(3)				46,875
Chief Financial Officer	2010	0			0					0

(1)
On February 9, 2010, options to purchase 900,000 shares, 450,000 shares and 400,000 shares of our common stock were granted to Messrs. Takamura, Toh, and Salatino, respectively. The shares subject to these options vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010. The options were granted with an exercise price of $0.45 per share for Messrs. Takamura, and Toh and $0.15 for Mr. Salatino.

(2)
On July 1, 2011, an option to purchase 250,000 shares of our common stock was granted to Mr. Webb.  125,000 shares vest and become exercisable immediately with the balance to vest and become exercisable in equal monthly installments on the last day of each month for twelve consecutive months, commencing on July 31, 2011.  The options were granted with an exercise price of $0.45 per share.

(3)
Reports the grant date fair value, as calculated in accordance with FASB ASC Topic 718, of options granted pursuant to the 2010 Stock Option Plan. The amounts reported assume that all option grants vest at 100%. For a discussion of the assumptions made in the valuation of the awards, see Note F to our consolidated financial statements for the fiscal year ended September 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED SEPTEMBER 30, 2011

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	Exercisable	Unexercisable		Price	Expiration
Name	(#)	(#)		($/Sh)	Date
Eric Takamura	750,000	150,000	(1)	$0.45	2/9/2020
Chairman and Chief Executive Officer

Henry Toh	375,000	75,000	(2)	$0.45	2/9/2020
Executive Vice President of Corporate Development

John Salatino	333,333	66,667	(3)	$0.15	2/9/2020
Vice President of Engineering

Marshall G. Webb	156,250	93,750	(4)	$0.45	7/1/2021
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

(4)
Mr. Webb’s options were granted July 1, 2011.  125,000 shares vest and become exercisable immediately with the balance to vest and become exercisable in equal monthly installments on the last day of each month for twelve consecutive months, commencing on July 31, 2011.

Employment Agreements

As a result of the Merger, employment agreements with all of our executive officers at such time were terminated and such individuals released us from any liability under such agreements.

Employment Agreements with Mr. Takamura

On February 9, 2010, we entered into an agreement pursuant to which we employed Eric Takamura as our Executive Chairman and Chief Executive Officer.   Mr. Takamura’s annual base salary is $180,000 and he is entitled to a signing bonus of $30,000. The signing bonus was paid. We granted Mr. Takamura, pursuant to our 2010 Stock Option Plan, options to acquire 900,000 shares of our common stock. The employment agreements also provide that he is entitled to receive such other benefits as may be made available by us to our employees and key executive officers (and with respect life, medical, health and death plans, such coverage is, with specified exceptions and limitations, to be provided to the employee and his family at our expense until the expiration of the applicable employee’s non-compete period (which may be as long as one year following termination of his employment)) and, in the discretion of our board of directors, annual bonuses (including a pro-rata annual bonus following termination without cause or for good reason if such bonus was awarded by the board). Mr. Takamura’s employment agreement provides that it is anticipated that he will receive an annual bonus of 100% of his base salary.

The term of employment is for three years, effective January 1, 2010 and the term of employment is renewed automatically for successive one year periods unless we or the employee gives notice of non-renewal at least 90 days prior to the expiration of the applicable term. We may terminate the employment of an employee before the stated expiration date for “Cause” (as defined in the applicable employment agreement) in which case we are only obligated to pay the employee his unpaid base salary through the termination date; provided, however, if the reason for terminating him for “Cause” is due to his material uncured breach of his employment agreement, we must pay him his base salary (as in effect at the time of termination) for nine months

We may also terminate either of these employees without “Cause” (which is defined as either: (i) the indictment of, or the bringing of formal charges against the executive on charges involving criminal fraud or embezzlement; (ii) the indictment of, or the brining of formal charges against executive of a crime involving an act or acts of dishonesty, fraud or moral turpitude by the executive, which act or acts constitute a felony; (iii) executive negligently or knowingly having caused the Company to violate the Company’s Bylaws or other policies; (iv) executive having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company, including with respect to any valid contract to which the Company is a party; (v) executive having committed acts or omissions constituting a breach of executive’s duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company which are not cured or substantially cured to the satisfaction of the Board of Directors of the Company in a reasonable time, which time shall be at least 5 days from receipt of written notice from the Company of such material breach; (vi) executive having committed acts or omissions constituting a material breach of his employment Agreement which are not cured or substantially cured to the satisfaction of the Board of Directors of the Company in a reasonable time, which time shall be at least 5 days from receipt of written notice from the Company setting forth with specificity the particulars of any such material breach as well as the corrective actions required. or either employee may, if he determines in good faith that he has “Good Reason” (as defined below), to terminate his employment. In either of such events, we are obligated to (A) continue to pay the employee his base salary (as in effect at the time of such termination) for the longer of (i) the balance of his employment term or (ii) twelve (12) months from the date of termination, (B) pay the employee his pro rata share of his annual bonus, if any, is awarded and (C) provide such employee with outplacement services. The term “Good Reason” means (w) our failure to appoint or reappoint the employee to his position or his removal from his office or position, (x) the employee is assigned duties materially inconsistent with his position or his position, authority, duties, or responsibilities are materially diminished, (y) our uncured breach of any material provision of the employee’s employment agreement, or (z) within twelve months following a “Change in Control” (as defined Rule 405 promulgated under the Securities Act of 1933, as amended), a sale of substantially all of our assets or we are merged out of existence (collectively, a “Change of Control Event”).

In the event of change of control), sale of substantially all of the assets of the Company or the merger out of existence of the Company should occur, all stock options awarded under the employment agreement will immediately vest and become exercisable. Notwithstanding the foregoing, the stock options will terminate immediately following a termination of the executive for “Cause” and upon 180 days upon the voluntary termination of service by Mr. Takamura.

Employment Agreement with Mr. Webb

Under the Employment Agreement dated July 1, 2011, Mr. Webb will be entitled to a base salary of $120,000 per annum, which the board of directors may periodically increase but not decrease, and an annual bonus at the discretion of the Board, currently anticipated at 25% of Mr. Webb’s base salary. Mr. Webb will be paid a special bonus of $15,000 for each $1,000,000 raised or 1.5% of any amount raised less than $1,000,000 raised following the current Series B financing effort underway.  Further, in the event Executive is directly involved in a Series B financing, Executive shall be paid a bonus calculated in the aforementioned manner, i.e., fifteen thousand US Dollars (US $15,000) for each one million US Dollars (US $1,000,000) raised, or one and one-half percent (1.5%) of any amount less than one million US Dollars (US $1,000,000) raised.  The Employment Agreement also provides for the grant of a ten-year option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.45 per share which will vest as to 125,000 shares upon the execution of the Agreement (July 1, 2011) and as to the balance ratably over a 12-month period beginning on July 31, 2011. All options will immediately vest and become exercisable upon a change of control, sale of substantially all of the Company’s assets, a merger in which the Company is not the surviving company, the Company replaces Mr. Webb for other than cause, or Mr. Webb is replaced by Series B investors.  The option will immediately terminate if Mr. Webb is terminated for cause and in 90 days if Mr. Webb resigns other than for good reason.

In the event Mr. Webb is terminated due to a material breach of the Employment Agreement which remains uncured for 30 days, the Company will be obligated to pay Mr. Webb’s base salary for three months from the date of termination. If the Company terminates Mr. Webb’s employment without cause, or Mr. Webb resigns for good reason, the Company will be obligated to pay Mr. Webb’s base salary for the longer of (i) the remaining term of the Employment Agreement or (ii) four months from the date of termination (“Termination Payments”) and any outstanding options will immediately vest and become exercisable.  If Mr. Webb is terminated without cause or resigns for good reason, he will be entitled to a pro rata share of his annual bonus and to outplacement services for so long as he receives Termination Payments.

Pursuant to the Employment Agreement, Mr. Webb agreed not to compete with the Company during his term of employment and any period he is receiving Termination Payments and for one year thereafter (“Non-Compete Period”) and not to solicit or interfere with the Company’s employees, customers, suppliers or other business relationships for twelve months after the termination of his employment.

Unless terminated for cause, Mr. Webb and his family will be entitled to continued life, medical, health and death insurance coverage during any Non-Compete Period but only so long as Mr. Webb receives Termination Payments.

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

Equity Awards

On February 9, 2010, pursuant to the 2010 Stock Option Plan, we granted to the following executive officers stock options to acquire the number of shares of our common stock set forth next to such person’s name:

Executive Officer	Date of Award	Options to Acquire Common Stock

Eric Takamura (2)	February 9, 2010	900,000
Henry Toh (2)	February 9, 2010	450,000
Alan Pritzker (1)	February 9, 2010	150,000
Marshall G. Webb (3)	July 1, 2011	250,000

(1)	Mr. Pritzker resigned effective June 30, 2011 and did not exercise his vested options by September 30, 2011. These options were forfeited.

(2)	The shares subject to these options vest and become exercisable in equal monthly installments on the last day of each month for twenty-four consecutive months, commencing on February 28, 2010.

(3)
125,000 shares vest and become exercisable immediately with the balance to vest and become exercisable in equal monthly installments on the last day of each month for twelve consecutive months, commencing on July 28, 2011.

All of the options vest immediately upon a Change of Control Event. These options terminate immediately following the termination of such person’s employment with us for “Cause” (as defined in such employee’s employment agreement described above and other than Cause relating to the employee’s material uncured breach of his employment agreement in which case the options terminate in accordance with their stated term) and 90 days after such person voluntarily terminates his employment other than for “Good Reason.”

See “Letter with John Salatino” for information regarding his options.

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

Director Compensation

We did not pay any compensation to our directors in fiscal 2011 for serving in such capacity. In February 2010, our board of directors that determined that an independent director will receive $1,000 for each board meeting attended and $500 for each committee meeting attended. No compensation for serving on a committee will be paid to a committee member without the approval of the board. Our Chairman will pre-approve any committee meeting of a one-person committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock as of the date of the closing of the Offering.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

			Percentage of
	Number of shares		Common Stock
	of Common Stock		Beneficially
Name of Beneficial Owner	Beneficially Owned		Owned (1)
Eric Takamura	29,374,375	(2)(3)(4)(5)	50.70%
Henry Toh	1,978,612	(6)	3.45%
Marshall G. Webb	208,333	(7)	*
John Salatino	400,000	(8)	*
Michael Kleinman, M.D.	251,296	(9) (10)	*

All directors and executive officers as a group (5 persons)	32,212,616		55.71%

Ronald Takamura	7,987,182	(2)	14.02%

Zhou Tao Tower 2, No. 520 WangJiang West Road HeFei An Hui Province 230088 China	3,000,000	(11)	5.27%

* Less than 1%

(1)	Based upon 56,966,564 shares of our common stock outstanding plus common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of January 15, 2012.
(2)
Includes 1,200,000 shares which are pledged to secure the repayment of a two-year 5% promissory note in the principal amount of $300,000 entered into by Mr. Takamura in November 2009. Also, includes the pledge of 1,000,000 of his shares of common stock to a representative of eleven investors to secure his obligation to transfer to such investors his shares if we issue, with certain exceptions shares of common stock or securities convertible into, or exercisable for, common stock at a price below $0.15 per share during the period ending February, 2012. Does not include shares owned by his brother, Ronald Takamura, over which he disclaims beneficial ownership.

(3)
Includes an aggregate of up to 2,595,000 shares that may be purchased by investors in the Private Placement who acquired options from Mr. Takamura (at a purchase price of $250) entitling them to purchase, until January or February 2012, depending on when the holder invested in the Private Placement, such shares of his common stock for a purchase price of $0.50 per share.

(4)
Includes options exercisable within 60 days of the date hereof to acquire 900,000 shares of common stock. Does not include options to acquire 0 shares which are not exercisable within 60 days of the date hereof.

(5)	Includes 6,225,000 of shares subject to irrevocable voting proxies held by Mr. Takamura over which he has sole voting power.
(6)
Includes options exercisable within 60 days of the date hereof to acquire 450,000 shares of common stock. Does not include options to acquire 0 shares which are not exercisable within 60 days of the date hereof.

(7)
Includes options exercisable within 60 days of the date hereof to acquire 208,333 shares of common stock. Does not include options to acquire 41,667 shares which are not exercisable within 60 days of the date hereof.

(8)
Includes options exercisable within 60 days of the date hereof to acquire 400,000 shares of common stock. Does not include options to acquire 0 shares which are not exercisable within 60 days of the date hereof.

(9)	Includes 50,000 shares held jointly with wife.
(10)	Includes 111,111 shares of common stock which could be issued for the conversion of Series B preferred stock and warrants totaling 20% of Series B preferred shares purchased
(11)	These shares are subject to an irrevocable voting proxy held by Mr. Eric Takamura over which Mr. Takamura has sole voting power.

With the exception of Dr. Kleinman, no individuals listed in the table above beneficially own or have the right to acquire preferred stock.

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

In December 2006, NuGen Mobility entered into an agreement with Hamilton Clarke, an investor relations firm that was a 10% shareholder at that time and whose shares were acquired by Eric Takamura in November 2009, to provide financial advisory services. NuGen Mobility granted the firm 111 shares of its Common Stock per the terms of the agreement. In January 2008 NuGen terminated its agreement with the firm and converted the $35,650 it owed the firm into a note payable. Interest accrued on this loan at the rate of 1% per annum. $25,000 was repaid by NuGen Mobility on February 22, 2010 and the remaining balance was forgiven by the consultant and the note was terminated

On September 29, 2010, December 5, 2010 and March 30, 2011, the Company entered into subscription agreements with four foreign investors pursuant to which, among other things, the Company issued an aggregate of 6,225,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for total cash proceeds of $996,000 and paid offering costs of $5,645. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreements each investor executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer as his proxy to vote his shares, and (ii) a lock(up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

At September 30, 2011 and 2010, the Company had accounts payable and accrued expenses - related parties of $408,272 and $0 which includes unpaid salaries, reimbursable travel expenses and miscellaneous fees and expenses owed to corporate officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of interim quarterly financial statements for the fiscal year ended September 30, 2011 and 2010 were $34,831 and $24,636, respectively.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended September 30, 2011 and September 30, 2010 for S-1 filings by the principal accountants and  not reported under the caption “Audit Fees” above were $2,493 and $23,365, respectively.

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

During fiscal 2011, our Audit Committee pre-approved all audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in Section 10A(i)(1)(B) of the Exchange Act.

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

(3) See the Exhibits under Item 15(b) below for all Exhibits being filed as part of or incorporated by reference in this report on Form 10-K.

(b) Exhibits

1.01	Investment Banking Agreement dated as of November 14, 2011. (1)

10.26	Form of Regulation S Subscription Agreement (2)

10.27	Form of Subscription Agreement (2)

10.28	First Amendment to Lease, dated October 1, 2010

10.29	Deed of Lease, dated October 31, 2010

21.1	Subsidiaries of the Registrant (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on November 14, 2011.
(2) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on January 6, 2011
(3) Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1on September 19, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Eric Takamura
Eric Takamura
President, Chief Executive Officer (principal executive officer)

January 12, 2012

By:	/s/Marshall G. Webb
Marshall G. Webb
Chief Financial Officer (principal financial and accounting officer)

January 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric Takamura	Chairman, Chief Executive	January 12, 2012
Eric Takamura	Officer and Director
(Principal Executive Officer)

/s/ Marshall G. Webb	Chief Financial Officer	January 12, 2012
Marshall G. Webb	(Principal Financial and
Accounting Officer)

/s/ Henry Toh	Executive Vice President of	January 12, 2012
Henry Toh	Corporate Development and
Director

/s/ Michael Kleinman	Director	January 12, 2012
Michael Kleinman

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

NUGEN HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
NuGen Holdings, Inc.

To the Board of Directors of:
NuGen Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NuGen Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of NuGen Holdings, Inc. and subsidiaries   as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a net working capital deficiency of $1,289,660, net loss of $1,850,016, accumulated deficit of $6,382,305 and negative cash flows from operations of $1,211,946. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
January 12, 2012

NUGEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	For Years Ended
	September 30,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$97,564	$863,876
Accounts receivable, net of allowance for doubtful accounts of $109,901 at 2011 and $0 at 2010	95,237	253,754
Prepaid expenses	11,499	11,309
Inventories	118,761	222,915

Total current assets	323,061	1,351,854

Machinery & equipment, net	47,953	43,325
Other assets	12,960	7,365

	$383,974	$1,402,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long term liabilities	$609,082	$13,428
Convertible notes	70,000	-
Accounts payable and accrued expenses	524,892	479,951
Customer deposits	475	150,000
Accounts payable and accrued expenses-related parties	408,272	-

Total current liabilities	1,612,721	643,379

Long-Term Notes Payable	13,036	603,916

Total liabilities	1,625,757	1,247,295

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized, 14,645,000 designated as Series B, 35,355,000 undesignated shares:
Series B - 14,645,000 shares designated, 1,627,778 and 0 shares issued and outstanding	1,628	-
Common stock - $0.001 par value; 200,000,000 shares authorized, 56,966,564 and 55,881,564 shares issued and outstanding	56,967	55,882
Additional paid-in capital	5,081,927	4,631,656
Accumulated deficit	(6,382,305)	(4,532,289)
Total stockholders' equity (deficit)	(1,241,783)	155,249

	$383,974	$1,402,544

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2011	2010

Revenues	$1,433,602	$432,989

Direct costs	622,894	70,437
Direct labor	1,010,204	622,377

Gross loss	(199,496)	(259,825)

Operating expenses
Compensation	905,640	821,477
Rent & office	154,270	103,417
Professional fees	134,584	109,232
Travel expenses	199,115	192,577
Bad debt expense	109,901	-
Other general and administrative expenses	98,328	76,250
Total operating expenses	1,601,838	1,302,953

Net loss from operations	(1,801,334)	(1,562,778)

Other income (expense)
Interest income	211	1,619
Interest expense	(43,893)	(60,262)
Foreign currency transaction loss	(5,000)	(20,665)
Total other (expense)	(48,682)	(79,308)

Net loss	(1,850,016)	(1,642,086)

Preferred stock dividends	(3,634)	-

Net loss available to common shareholders	$(1 ,853,650)	$(1,642,086)
Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	56,670,242	42,512,167

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Preferred Stock- Series B		Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at September 30, 2009	$-	-	27,133,384	$27,133	$1,475,100	$(2,890,203)	$(1,387,970)
Contributed services	-	-	-	-	37,500	-	37,500
Recapitalization	-	-	6,278,346	6,279	(68,544)	-	(62,265)
Issuance of common stock for cash, net of offering costs of $145,041	-	-	15,366,668	15,366	2,199,593	-	2,214,959
Issuance of warrants	-	-	-		53,640	-	53,640
Issuance of common stock in exchange for debt	-	-	6,103,166	6,104	909,371	-	915,475
Issuance of common stock for services	-	-	1,000,000	1,000	(1,000)	-	-
Vesting of stock options	-	-	-	-	25,996	-	25,996
Net loss from October 1, 2009 to September 30, 2010	-	-	-	-	-	(1,642,086)	(1,642,086)
Balance at September 30, 2010	-	-	55,881,564	55,882	4,631,656	(4,532,289)	155,249
Issuance of common stock for cash	-	-	725,000	725	115,275	-	116,000
Issuance of preferred stock for cash	1,627,778	1,628	-	-	291,372	-	293,000
Issuance of common stock upon exercise of warrants	-	-	360,000	360	-	-	360
Vesting of stock options	-	-	-	-	43,624	-	43,624
Net loss from October 1, 2010 to September 30, 2011	-	-	-	-	-	(1,850,016)	(1,850,016)
Balance at September 30, 2011	$1,627,778	1,628	56,966,564	$56,967	$5,081,927	$(6,382,305)	$(1,241,783)

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,850,016)	$(1,642,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	37,500
Vesting of stock options	43,624	25,996
Depreciation expense	15,050	2,872
Provision for bad debt expense	109,901	-
Changes in operating assets and liabilities:
Accounts receivable	48,616	(39,748)
Prepaid expenses	(190)	(4,223)
Inventories	104,154	(222,915)
Other assets	(5,595)	-
Accounts payable and accrued expenses	63,763	200,153
Customer deposits	(149,525)	150,000
Accounts payable and accrued expenses-related parties	408,272	-

Net cash used in operating activities	(1,211,946)	(1,492,451)

Cash flows from investing activities:
Cash acquired in recapitalization	-	4,060
Purchase of property and equipment	(19,678)	(17,289)

Net cash used in investing activities	(19,678)	(13,229)

Cash flows from financing activities:
Proceeds from sale of common stock, net	116,360	2,268,599
Proceeds from sale of preferred stock	293,000	-
Proceeds from issuance of notes	70,000	70,000
Principal payments on debt	(14,048)	(27,972)

Net cash provided by financing activities	465,312	2,310,627

Net increase (decrease) in cash and cash equivalents	(766,312)	804,947

Cash and cash equivalents at beginning of period	863,876	58,929

Cash and cash equivalents at end of period	$97,564	$863,876

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,626	$45,319
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity in connection with merger	$-	$915,475
Net non-cash assets and (liabilities) assumed in recapitalization	$-	$(62,265)

During 2010, the Company purchased computer equipment and  issued a note payable for $12,910.

The accompanying notes are an integral part of these consolidated financial statements

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

On January 29, 2010, InovaChem, Inc., a Delaware corporation, completed the acquisition of NuGen Mobility, Inc., a Delaware corporation (“NuGen” or “NuGen Mobility”), pursuant to the Merger Agreement dated January 29, 2010 (the “Merger Agreement”), by and among InovaChem, Inc., NuGen and InovaChem Mergerco II, Inc., a wholly-owned subsidiary of InovaChem, Inc. Pursuant to the terms of the Merger Agreement, NuGen merged (the “Merger”) with and into InovaChem Mergerco II, and NuGen, as the surviving corporation, became a wholly(owned subsidiary of InovaChem, Inc. On February 26, 2010, the board of directors and stockholders approved an amendment to the Company’s Certificate of Incorporation changing the Company’s name from InovaChem, Inc. to NuGen Holdings, Inc. (the “Company” or “NuGen Holdings”). The Certificate of Amendment to the Certificate of Incorporation became effective on March 4, 2010.

Pursuant to the Merger Agreement, each issued and outstanding share of NuGen’s common stock was converted into 24,422.48 shares of NuGen Holdings’ common stock. As a result, an aggregate of 27,133,384 shares of NuGen Holdings’ common stock, par value $0.001 per share (“Common Stock”) were issued to the two shareholders of NuGen. Simultaneous with the closing of the Merger, 15,236,667 shares of Common Stock were redeemed by NuGen Holdings for a cash payment of $152. Following the redemption of these shares, the two shareholders of NuGen owned approximately 81% of NuGen Holdings.

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

Description of Business

The Company is engaged, through its wholly-owned subsidiary NuGen, in the research, development and sale of permanent magnet electric motors and the electronic controls for such motors. Our facility is located in Ashburn, Virginia. Our revenues are derived primarily from contract research and development engineering services. Our technology relates to specialty electric drive engines and related components. This technology is currently being sold directly to original equipment manufacturers (“OEMs”) pursuant to technical assistance agreements. The agreements generally provide for us to engineer our technology to run in various platforms (e.g. vehicles, electric generators and motors) and to be adapted to a customer’s particular application. We offer these services from our facility located in Virginia, to customers that require high-efficiency, reliable, compact permanent magnet electrical motor systems, controllers, vehicle interface modules (including energy storage, management and monitoring systems) and related software. Our technology is used primarily to convert electrical power into mechanical power so that mechanical power can be used to propel a vehicle or run a generator and may be used in markets ranging from electric/hybrid electric vehicles to materials handling equipment, distributive power, ground support equipment, motion control, and military systems.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates.  The significant estimates are allowance for doubtful accounts, allowance for inventory obsolescence and valuation of equity instruments.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

Principles of Consolidation

The consolidated financial statements include the accounts of NuGen Holdings, Inc, and its wholly owned subsidiaries, NuGen Mobility, Inc., and Trinterprise, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $491,497 in excess of FDIC insurance limits as of September 30, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has established an allowance for doubtful accounts which represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company evaluates the adequacy of its allowances for doubtful accounts each quarter performing evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgment of economic conditions.  Account balances are charged off against the allowance after all options have been exhausted and recovery is considered unlikely.  As these factors change, the Company’s allowances for doubtful accounts may change in subsequent periods. Historically, losses have been within management’s expectations and have not been significant.

The allowance for doubtful accounts amounted to $109,901 and $0 at September 30, 2011 and 2010, respectively and is recorded as a reduction of accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand.  Inventories at September 30, 2011 and 2010 consist of the following:

	2011	2010
Raw materials	$118,642	$0
Work in progress	119	222,915
Total	$118,761	$222,915

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 5 years for computer equipment and 3 years for software.  Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended September 30, 2011 and 2010 was $15,050 and $2,872, respectively.

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

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

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

The Company has entered into Small Business Innovation Research contracts with both the US Army and the US Navy.  The revenue under these contracts will be recognized in the same period as allowable and billable costs are incurred.

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

Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company's income tax returns for years subsequent to fiscal 2006 are currently open, by statute, for review by authorities. However, there is no examinations currently in progress and the Company is not aware of any pending audits.  The Company has filed all income tax returns.

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

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

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

Loss per Common Share

Basic earnings per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.

Diluted earnings per share are computed by dividing the loss available to common stockholders by all outstanding and potentially dilutive shares during the periods presented, unless the effect is anti-dilutive.

Potentially dilutive shares consist of the following at September 30, 2011 and 2010:

	2011	2010
Warrants outstanding to purchase the Company’s common stock	-	360,000

Employee options outstanding to purchase the Company’s common stock	2,500,000	2,400,000

Series B-Preferred Stock and PIK dividends that provides for the conversion to common stock of the Company on a one to one ratio	1,647,967	-

Series B-Warrants that can be converted to shares of common stock	325,556	-

Conversion of notes	388,889	-

Total potentially dilutive shares	4,862,412	2,760,000

These options, warrants and convertible shares have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses, customer deposits, accounts payable and accrued expenses-related parties, notes payable and convertible notes approximate fair value due to the relatively short period to maturity for these instruments.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

NOTE B – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $1,289,660, accumulated deficit of $6,382,305, net loss of $1,850,016 and negative cash flows from operations of $1,211,946 during the year ended September 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses to earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NOTE C – DEBT

Long-term debt at September 30, 2011 and 2010 consists of:

	2011	2010
Promissory note dated August 23, 2007	$596,108	$596,108

Other	26,010	21,236

	622,118	617,344

Less: current portion	609,082	13,428

Total long term debt	$13,036	$603,916

Pursuant to the Promissory Note dated August 23, 2007, the Company accrues interest on the loan at the rate of 6% per annum. Quarterly payments are made based on a formula that multiplies the revenue of NuGen’s gross revenues by 2% for calendar year 2007, 3% for calendar year 2008, 4% for calendar year 2009, 5% for calendar year 2010 and 6% for calendar year 2011 and for all subsequent years until the loan is paid in full. In all years NuGen is required to pay a minimum of $7,500 per quarter and any payment made that exceeds the amount that would be due under the formula shall be treated as an advance against subsequent quarterly amounts due in excess of the $7,500 minimum payment.

As of September 30, 2011 and 2010, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage and reduced by advanced payments have not exceeded the $7,500 minimum payment The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note F – Commitments and Contingencies below).

The Company is delinquent in its quarterly payments due August 15, 2011 and November 15, 2011.  On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012.

Pursuant to the Asset Purchase Agreement dated August 23, 2007, the Company agreed to pay certain past due rent for New Generation Motors Corporation.  The balance owed to the landlord pursuant to this agreement amounted to $6,178 at September 30, 2010.  This amount is non interest bearing and has no set repayment terms.  This balance was converted to a term loan in October, 2010.

In November 2007, the Company purchased computer equipment and issued a four year note payable, included in “Other” on the above table.  The balance due at September 30, 2011 and 2010 amounted to $272 and $3,219, respectively. The Company accrues interest on this loan at the rate of 18.45% per annum and makes monthly fixed payments of interest and principal.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

In December 2009 and January 2010, the Company received $50,000 and $20,000, respectively as bridge loans. The loans bear interest at 5% per annum and were converted in January 2010 in exchange for 466,667 shares of the Company’s common stock in connection with its private placement.

In August 2010, the Company purchased computer equipment and issued a three year note payable, included in “Other” on the above table.  The balance due at September 30, 2011 and 2010 amounted to $7,548 and $11,839, respectively. The Company accrues interest on this loan at the rate of 0.38% per annum and makes monthly fixed payments of interest and principal.

In October 2010, the Company converted certain past due amounts for rent pursuant to the Asset Purchase Agreement dated August 23, 2007 and certain other past due rent, charges and late fees owed to the landlord incurred after August 23, 2007 to a term loan and is included in “Other” on the above table. The balance due at September 30, 2011 amounted to $18,190.  The Company accrues interest on this loan at the rate of 9.22% per annum and makes monthly fixed payments of interest and principal.

Convertible promissory notes

On October 22, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which the Company issued 3% convertible promissory notes (the “Notes”) in the aggregate principal amount of $70,000 which is included on the Company’s Balance Sheet under convertible notes.

The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a one-year term and are convertible by the Company into Common Stock at a price of $0.18 per share, subject to adjustment if the Company effects a stock split or issues a stock dividend. If the Company effects a merger, sale of all or substantially all of its assets or any person acquires 50% of its stock, then the Note will be convertible into such number and kind of shares as would have been issuable on account of such transaction. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 3 business days’ notice and may repay any accrued interest in cash or additional shares of Common Stock. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date which failure continues for 10 days, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted

The Company is in default of these agreements because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the one year period.  The Company on January 6, 2012 began negotiations with these investors to convert this debt.  The Company believes it will be ultimately successful in converting this debt to stock per the original terms of the agreement.

NOTE D - INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.   ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance of $2,378,394 and $1,697,989 at September 30, 2011 and September 30, 2010, respectively and leaving a balance of $0 for both periods.

At September 30, 2011 the Company had net operating losses of approximately $6,000,000 for U.S. and state tax return purposes. Internal Revenue Code Section 382 places a limitation on future utilization of the federal and state net operating losses, to the extent that the Company incurs an ownership change as defined by Section 382. The Company has determined that it has experienced multiple ownership changes under Section 382. As a result of previous business combinations and changes in its ownership, there are NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 34% rate is applied as follows as of September 30, 2011 and 2010:

	2011	2010
Federal statutory tax rate	34.0%	34.0%

State taxes, net of federal benefit	3.9	3.9

Other	(6.4)	(1.0)

Valuation allowance	(31.5)	(36.9)

Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows September 30, 2011 and 2010:

	2011	2010
Accounts receivable allowance	$41,718	$-

Accrued expenses – compensation	78,855	-

Stock options	16,560	-

Net operating loss carryforwards	2,207,117	1,697,989

Depreciation and amortization	(29,517)	-

Deferred tax assets, net	2,314,733	1,697,989

Valuation allowance	(2,314,733)	(1,697,989)

Net deferred tax asset	$-	$-

NOTE E - RELATED PARTY TRANSACTIONS

Related Parties

On September 29, 2010, December 5, 2010 and March 30, 2011, the Company entered into subscription agreements with four foreign investors pursuant to which, among other things, the Company issued an aggregate of 6,225,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.16 per share, for total cash proceeds of $996,000 and paid offering costs of $5,645. Such issuances were made in reliance on an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the Subscription Agreements each investor executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer as his proxy to vote his shares, and (ii) a lock-up agreement pursuant to which each investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

At September 30, 2011 and 2010, the Company had accounts payable and accrued expenses - related parties of $408,272 and $0 which includes unpaid salaries, reimbursable travel expenses and miscellaneous fees and expenses owed to corporate officers of the Company.

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

The principal and interest on the loan is to be repaid, on a quarterly basis, until all amounts due thereon have been paid. The amount of each payment is equal to the greater of (i) $7,500 and (ii) the product obtained by multiplying our Gross Revenues (as defined) for the quarter by the applicable percentage rate. The applicable percentage rate increases by one percentage point per year beginning at 2% for 2007 increasing to 6% for 2011 and all subsequent years. The payment is first applied to the accrued interest on the loan and the remainder, if any, to the principal amount owed. As of the date hereof, an aggregate of $97,500 has been paid - 13 quarterly payments of $7,500 per quarter) and all of the payments have been applied to accrued interest. Accordingly, the principal balance of the loan has been $596,108 since August 2007.

In addition, if prior to July 13, 2014 we have paid this note in full, we are also required to pay until July 13, 2014, on a quarterly basis, the product obtained by multiplying 2.5% by the Gross Revenues in the applicable quarter. Gross Revenues is defined as (i) all fees and other revenue that NuGen Mobility receives from any source, (ii) the then(current fair market value of (x) the assets purchased from New Generation Motors, or (y) the business (as a going concern) or portion thereof sold or otherwise transferred to our affiliate, and (iii) the proceeds from the sale or other disposition by NuGen Mobility to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern. To date, we have not been required to make any such payments.

In connection with this transaction, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which will be paid back through a 2% royalty on the license agreement until $1,400,000 is paid back. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant) and has agreed to make payments to New Generation Motors based on the conditional grant terms in the asset purchase Agreement. New Generation Motors reached such agreement with the Indian export bank but New Generation Motors and such bank never ratified such agreement. As such the Company did not assume the loan and the loan agreement remains between the Indian export bank and New Generation Motors. As of September 30, 2011 no payments are owed to New Generation Motors, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However the Agreement was never signed and NuGen has treated the amount as a conditional grant due to New Generation Motors in accordance with the terms of the asset purchase agreement. Currently, no demand has been made to NuGen for payment; accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”. As of September 30, 2011 no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Lease Commitments

We lease office/warehouse space located at 44645 Guilford Drive, Suite 201, Ashburn, Virginia under a one-year operating lease agreement that expired on September 30, 2011. We are currently leasing this space on a month-to-month basis.  Rent expense pursuant to this agreement for the years ended September 30, 2011 and 2010 amounted to $68,599 and $81,362 respectively

We lease office/warehouse space located at 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia under a three-year operating lease agreement that expires on October 31, 2013.  Rent expense pursuant to this agreement for the years ended September 30, 2011 and 2010 amounted to $62,555 and $0, respectively.  The total future minimum lease rentals under this agreement are scheduled to be paid as follows:

Fiscal year ending:
2012	$69,168
2013	71,199
2014	6,113
Total future minimum lease payments	$146,480

On December 2, 2011, we received a “Notice of Event of Default” from CIT Guilford Drive, LLC, our landlord through September 30, 2011.  This notice requests that we pay our past due balance in the amount of $30,119.34 for past due rent for the period August 1, 2011 to September 30, 2011 for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt.  We are in negotiations with CIT Guilford Drive, LLC and expect to reach a satisfactory settlement.

On December 7, 2011, we received a “Notice to Pay or Quit” from DBT-Data Beaumeade Corporate Center LLC., our landlord from October 1, 2011.  This notice requests that we pay our past due balance for the period October 1, 2011 to December 31, 2011 in the amount of $38,576.37 for past due rent for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt.  We are in negotiations with DBT-Data Beaumeade Corporate Center LLC and expect to reach a satisfactory settlement.

Employment Agreements

During the quarter ending March 31, 2010, we entered into employment agreements with Eric Takamura, our Executive Chairman and Chief Executive Officer (CEO), Alan Pritzker, our Chief Financial Officer (CFO) and John Salatino, our Vice President of Engineering and Programs (VP Engineering). The agreements, for the CEO, VP Engineering and CFO, provide for annual salaries, of $180,000, $160,000 and $120,000 respectively; signing bonuses of $30,000, $20,000 and $10,000 respectively; and, grants of options to purchase 900,000, 400,000 and 150,000 shares of our common stock, respectively. The shares subject to the options for the CEO and CFO have an exercise price of $0.45 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing February 28, 2010. The shares subject to the options for the VP Engineering are at an exercise price of $0.15 per share and vest pro ratably in 24 equal monthly installments as of the last day of each month commencing February 28, 2010, which option may be exercised on a cashless basis and may be exercised until February 29, 2012. Generally, options to acquire 100,000 shares may be exercised on a cumulative basis during the two weeks preceding August 31, 2010, February 28, 2011, August 31, 2011, and February 29, 2012 subject to accelerated exercise upon a change in control as provided therein and the right to exercise his remaining option in the event of the termination of his employment.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

On June 30, 2011, Alan Pritzker resigned as the Company’s CFO.  Pursuant to the terms of the 2010 Stock Option Plan, Mr. Pritzker’s options are forfeited if not exercised within 90 days of termination.   Mr. Pritzker did not exercise his options within 90 days and were consequently forfeited at September 30, 2011.

Effective July 1, 2011, we entered into employment agreement with Marshall G Webb to replace Alan Pritzker as our CFO.  This agreement provides for an annual salary of $120,000 which the board of directors may periodically increase but not decrease, and an annual bonus at the discretion of the Board, currently anticipated at 25% of the base salary. Mr. Webb is entitled to a special bonus of $15,000 for each $1,000,000 raised or 1.5% of any amount raised less than $1,000,000 raised following the current Series B financing effort underway.  Further, in the event CFO is directly involved in a Series B financing,  a bonus calculated in the aforementioned manner, i.e., fifteen thousand US Dollars (US $15,000) for each one million US Dollars (US $1,000,000) raised, or one and one-half percent (1.5%) of any amount less than one million US Dollars (US $1,000,000) raised shall be paid.  The Employment Agreement also provides for the grant of a ten-year option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.45 per share which will vest as to 125,000 shares upon the execution of the Agreement (July 1, 2011) and as to the balance ratably over a 12-month period beginning on July 31, 2011. All options will immediately vest and become exercisable upon a change of control, sale of substantially all of the Company’s assets, a merger in which the Company is not the surviving company, the Company replaces Mr. Webb for other than cause, or Mr. Webb is replaced by Series B investors.  The option will immediately terminate if Mr. Webb is terminated for cause and in 90 days if Mr. Webb resigns other than for good reason.

In the event Mr. Webb is terminated due to a material breach of the Employment Agreement which remains uncured for 30 days, the Company will be obligated to pay Mr. Webb’s base salary for three months from the date of termination. If the Company terminates Mr. Webb’s employment without cause, or Mr. Webb resigns for good reason, the Company will be obligated to pay Mr. Webb’s base salary for the longer of (i) the remaining term of the Employment Agreement or (ii) four months from the date of termination (“Termination Payments”) and any outstanding options will immediately vest and become exercisable.  If Mr. Webb is terminated without cause or resigns for good reason, he will be entitled to a pro rata share of his annual bonus and to outplacement services for so long as he receives Termination Payments.

Pursuant to the Employment Agreement, Mr. Webb agreed not to compete with the Company during his term of employment and any period he is receiving Termination Payments and for one year thereafter (“Non-Compete Period”) and not to solicit or interfere with the Company’s employees, customers, suppliers or other business relationships for twelve months after the termination of his employment.

Unless terminated for cause, Mr. Webb and his family will be entitled to continued life, medical, health and death insurance coverage during any Non-Compete Period but only so long as Mr. Webb receives Termination Payments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base. At September 30, 2011, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts.

We derive significant revenues from a few key customers. Revenues in fiscal year 2011 from our four largest customers totaled $1,228,312 which was 85.7% of our 2011 revenues.  Revenues in fiscal year 2010 from our three largest customers totaled $403,896 which was 93.3% of our 2010 revenues.  A summary of our largest customers is as follows:

	2011		2010
Customer	Amount	% of Total	Amount	% of Total
Hefei (1)	$761,644	53.1%	$0	0%
Department of Defense (Army SBIR) – Phase 2 - Innovative Motor and Generator Technologies	289,236	20.2%	77,388	17.9%
Department of Defense (Navy SBIR) - Advanced Marine Generator for Combatant Craft	79,854	5.6%	0	0%
Mahindra Group (1)	97,578	6.8%	186,339	43.0%
BSA Motors of India (1)	0	0%	140,169	32.4%

Total	$1,228,312	85.7%	$403,896	93.3%

(1)	Represents foreign earned revenues.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

NOTE G – STOCKHOLDERS’ EQUITY (DEFICIT)

Immediately prior to the Merger dated January 29, 2010 described in Note A, the Company redeemed shares of stock from certain of its pre-merger stockholders such that a total of 6,278,346 shares of the Company’s common stock were outstanding prior to the Merger.

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

Simultaneous with the closing of the Merger, 15,236,667 shares of common stock were redeemed by NuGen Holdings for a cash payment of $152. Included in this amount was 5,484,167 shares redeemed from our former Chairman & CEO, William Zuo; 5,484,167 shares redeemed from our former Secretary and VP, Xiaojing Li; 71,667 shares redeemed from our current officer and director, Henry Toh; 3,433,333 shares redeemed from our former Chief Science and Technical Officer, Shao Jun Xu; and 763,333 shares redeemed from Lu Yiu, a shareholder

In connection with the Company’s private offering of its common stock, on January 29, 2010 and February 16, 2010, the Company issued an aggregate of 6,266,669 and 3,599,999, respectively, shares of Common Stock in the Private Placement at a purchase price of $0.15 per share for total cash proceeds of $1,480,000 and paid offering costs of $139,396.

In addition the Company has issued 70,000 common shares to its placement agent in connection with the offering. The Company also issued warrants valued at $53,640, as a finder’s fee, exercisable until March 16, 2011, at an exercise price of $0.001 per share, to acquire an aggregate of 360,000 shares of common stock.

On September 29, 2010, December 5, 2010 and March 30, 2011, the Company entered into subscription agreements (the “Subscription Agreements”) with four “accredited investors” pursuant to which the Company issued 5,500,000 shares, 412,500 shares and 312,500 shares, respectively, of common stock at a purchase price of $0.16 per share, for gross proceeds of $880,000, net of offering costs of $5,645, $66,000 and $50,000 respectively. Such issuances were made in reliance on an exemption from registration under Regulation D and/or S promulgated under the Securities Act. The investor also executed and delivered to the Company (i) an irrevocable proxy appointing the Company’s Chief Executive Officer, as her proxy to vote her shares, and (ii) a lock-up agreement pursuant to which the investor agreed not to transfer, dispose of or encumber any of the Company’s securities for a nine-month period.

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

The Company is in default of these agreements because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the one year period.  The Company on January 6, 2012 began negotiations with these investors to convert this debt.  The Company believes it will be ultimately successful in converting this debt to stock per the original terms of the agreement.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

Debt Conversion

In connection with the Merger, holders of an aggregate of $915,475 of outstanding indebtedness of NuGen converted their promissory notes (based on a $0.15 per share conversion price) into an aggregate of 6,103,167 shares of common stock (“Debt Conversion”). Included in this amount was $465,476 of indebtedness owed Ronald Takamura, brother of the Chairman and CEO and $57,938 of indebtedness owed to Four M International. Henry Toh, Vice Chairman of our board of directors and an officer of our company is an officer and director of Four M International.

Contributed Capital

During the quarter ended December 31, 2009, the Company’s CEO worked for the Company without compensation. Included in compensation expense is $37,500 of contributed capital by the CEO. Management believes its estimate of the value of this contributed service is reasonable.

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of September 30, 2011, no shares of Class A preferred stock have been issued; however, 1,627,778 shares of Series B Preferred Stock have been issued. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

•	Class A Preferred Stock
The Company entered into an agreement with a representative of eleven accredited investors confirming that such investors have the right, but not the obligation, to purchase, in the aggregate, a minimum of $500,000 and a maximum of $700,000 of our Class A Preferred Stock (the “Preferred Stock”) at a price of $0.15 per share. On March 8, 2011, we entered into an option agreement (the “Option Agreement”) with such investors which replaced and superseded the prior agreement. The Option Agreement provides that the option to purchase the preferred stock terminates upon the earlier of (i) December 31, 2011, (ii) 180 days after the effective date of the Amended Registration Statement or (iii) if the Company demands that the investors exercise their option in the event that the Company enters into an agreement with respect to at least $2,500,000 at no less than $0.30 per share and the investors do not so exercise their right of first refusal to purchase such shares. We had also issued the representative of such investors one-year warrants to acquire 360,000 shares of our common stock at an exercise price of $0.001 per share; said person fully exercised his warrant on March 1, 2011. If the investors exercise their option to purchase the preferred stock, they will be entitled to convert said preferred stock at their option at any time into one share of common stock, subject to adjustment for issuances of securities to third parties at a price less than $0.15 per share on a “full-ratchet basis” (i.e., so that we shall issue, free of charge to each holder of such preferred stock, such additional shares of Preferred Stock so that the total number of shares held by the such holder equals that number that would have been issued at the lower price) during the 6 months following issuance and on a "weighted average" basis for 42 months following said 6(month period. The “weighted average” anti-dilution protection uses a formula that adjusts the rate at which preferred stock converts into common stock based upon (i) the amount of money previously raised by the Company and the price per share at which it was raised and (ii) the amount of money being raised by the Company in the subsequent dilutive financing and the price per share at which such new money is being raised. This weighted average price (which will always be lower than the original purchase price following a dilutive financing) is then divided into the original purchase price in order to determine the number of shares of common stock into which each share of preferred stock is then convertible, which will be greater than one. Thus, a new reduced conversion price for the preferred stock is obtained, which results in an increased conversion rate for the preferred stock when converting to common stock. So long as the investors hold at least 5% of our outstanding capital stock in the aggregate, the holders of the preferred stock will also have pre-emptive rights, subject to certain exemptions for issuances under option plans or to strategic investors under certain circumstances. The holders of the preferred stock will also have the right to designate one person to serve as a member of our board of directors until the effectiveness of this prospectus. If we would ever grant certain rights to shareholders holding a prescribed percentage of our stock, the holders of the preferred shares would have the right to accumulate their shareholdings to determine if they are entitled to such rights. For example, if we would ever provide that more than 70% of the holders of our shares could require us to file a registration statement on their behalf, the holders of the preferred shares could aggregate their holdings to be part of that group. The investors will also be entitled to warrants to purchase the amount of shares of common stock equal to 10% of the total value of the investment in the preferred stock. The exercise price of the common share to be provided for in the warrant, which expires 12 months after it is issued, is $0.001 per share.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

We have not yet filed a certificate of designation designating this Preferred Stock.

If and when the preferred shares are purchased, each investor will also have the right for 18 months to purchase shares of common stock from the Company’s CEO for an exercise price of $0.50 per share.

•	Series B Preferred Stock
The Company filed a Certificate of Designations, Preference and Rights of Series B Convertible Preferred Stock in Delaware. The Certificate of Designation provides for the conversion of the Series B Preferred Stock to common stock of the Company on a one to one ratio. Cumulative dividends will accrue at the rate of $0.0054 per annum to be paid annually in shares of Series B Preferred Stock at a $.18 per share conversion rate with the first payment due on July 1, 2012. The Series B Preferred Stock has a liquidation preference over capital stock of the Company ranking junior to the Series B Preferred Stock. The Series B Preferred Stock will be junior and subordinate to the Series A preferred stock, if and when an option to purchase such Series A preferred stock is exercised and Series A preferred stock is issued by the Company. The Series B Preferred Stock holders have voting rights equal to the number of shares of common stock into which such Series B Preferred Stock are convertible. The Series B Preferred Stock will vote together as a single class on all matters. The initial conversion price of $0.18 is subject to adjustment in the event of dividends, distributions, stock splits, or other occurrences, as set forth and in accordance with the formula in the Certificate of Designation. Any Series B Preferred Stock outstanding on December 31, 2012 is mandatorily convertible into common stock. The Series B Preferred Stock holders also have registration rights with respect to the shares of common stock into which such Series B Preferred Stock are convertible.

The Company is offering a maximum of 13,888,889 shares of Series B Preferred Stock at a purchase price of $0.18 per share and 2,777,778 Warrants; the investor is to receive Warrants equal to 20% of the number of shares of Preferred Stock purchased.  Such issuances were made in reliance on an exemption from registration under the Securities Act, which the Series B Preferred Stock will be issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated there under. The Company has entered into subscription agreements with eight accredited investors to purchase an aggregate of 1,627,778 Series B convertible preferred shares, par value $0.001 per share at a purchase price of $0.18 per share, for aggregate gross proceeds of $293,000.  Each investor also received two-year warrants to purchase in the aggregate 325,556 shares of common stock, par value $0.001 per share, of the Company.

Dividends accrued to the Series B Preferred Stock holders amounted to $3,634 and $0 at September 30, 2011 and 2010 respectively.

Valuation of Stock-Based Awards, Common Stock and Warrants

Stock-Based Compensation

The fair value of stock-based awards to officers and employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  We adopted the fair value method of accounting for our stock options granted to employees which requires us to measure the cost of employee services received in exchange for the stock options, based on the grant date fair value of the award.  The resulting cost is recognized on a straight-line basis, which we believe better reflects the level of service to be provided by our employees over the vesting period of the awards, which is generally two years.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.

•
The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life.

•
The expected term of options granted is calculated by using the SAB 107 “simplified method” of estimating the expected term which is derived by taking the average of the time to vesting and the full term of the option.

•
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

•	A forfeiture rate has not been estimated as these are the first options granted by us after our merger in January 2010.

The fair values of all stock options granted during the fiscal years ended September 30, 2011 and 2010 were estimated on the date of grant using the following range of assumptions:

	2011	2010
Risk(free interest rate)	.5%	2.2%
Expected term (in years)	2	2
Expected volatility	72%	82%
Dividend yield	0%	0%

We account for stock options issued to nonemployees also based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to nonemployees is re-measured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Stock-based compensation expense for the years ended September 30, 2011 and 2010 was $43,624 and $25,996, respectively.

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

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

• our operating and financial performance; and
• the lack of liquidity of our capital stock.

Equity Awards

On February 9, 2010, pursuant to the 2010 Stock Option Plan, the Company granted options to acquire an aggregate of 2,000,000 shares of the Company’s common stock to several executive officers and employees. Subject to vesting, these options are exercisable during the ten years from the grant date at an exercise price of $0.45 per share. The options vest pro rata in 24 equal monthly installments as of the last day of each fiscal month, with the first installment vesting as of January 1, 2010. All of the options vest immediately upon a Change of Control Event. These options terminate immediately following the termination of such person’s employment with the Company for “Cause” (as defined in such employee’s employment agreement described above and other than Cause relating to the employee’s material uncured breach of his employment agreement in which case the options terminate in accordance with their stated term) and 90 days after such person voluntarily terminates his employment other than for “Good Reason” (as defined in such person’s employment agreement).

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

On June 30, 2011, Alan Pritzker resigned as the Company’s CFO.  Pursuant to the terms of the 2010 Stock Option Plan, Mr. Pritzker’s options are forfeited if not exercised within 90 days of termination.   Mr. Pritzker did not exercise his options within 90 days and were consequently forfeited at September 30, 2011.

On July 1, 2011, the Company granted an option to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.45 per share which will vest as to 125,000 shares upon the execution of the Agreement (July 1, 2011) and as to the balance ratably over a 12-month period beginning on July 31, 2011, subject to accelerated exercise upon a change in control and the right to exercise the remaining option in the event of the termination of employment.

The following tables summarize all stock option grants to employees and consultants for the years ended September 30, 2011 and 2010, and the related changes during these periods are presented below.

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at October 1, 2009	-
Granted	2,400,000	$0.40
Exercised	-
Forfeited	-
Balance at September 30, 2010	2,400,000	$0.40
Granted	250,000	$0.45
Exercised	-
Forfeited	(150,000)	$0.40
Balance at September 30, 2011	2,500,000	$0.40

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

The following table summarizes information about stock options and warrants for the Company as of September 30, 2011and 2010:

2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.15	400,000	8.25 years	$0.15	333,334	$0.15
$0.45	2,100,000	8.46 years	$0.45	1,677,083	$0.45

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$.18	325,556	1.58 years	$.18	325,556	$.18

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.15	400,000	9.25 years	$0.15	133,333	$0.15
$0.45	2,000,000	9.25 years	$0.45	645,833	$0.45

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.001	360,000	.67 years	$0.001	360,000	$0.001

In February 2010, we issued the representative of eleven investors’ warrants to acquire until March 16, 2011, 360,000 shares of our common stock at an exercise price of $0.001 per share.  Said investor exercised his warrants on March 1, 2011

NOTE H - SUBSEQUENT EVENTS

In October 2011, the Company entered into a subscription agreement (the “Subscription Agreements”) with one related party investor, who is an “accredited investor” as that term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which, among other things, the Company issued 111,111 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $20,000. The Series B Preferred Stock was offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  This investor also received 22,222 two-year warrants to purchase common stock, par value $0.001 per share, of the Company equal to 20% of the number of shares of Series B Preferred Stock purchased by the investor.

NUGEN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

On November 08, 2011, the Company entered into a non-exclusive Investment Banking Agreement with John Carris Investments, LLC. (“JCI”).  This agreement was fully executed on November 14, 2011.  Under this Agreement, the Company engaged JCI to provide general business advice and assistance and to use its best efforts with respect to raising capital by equity or debt raise, including any offer or private sale of the Company's capital stock (whether outstanding or newly issued shares), convertible securities, options, warrants, or other rights to acquire the Company's capital stock, or assets.  JCI will be compensated as follows:

i.
A fee equal to 10.0% of proceeds from the equity or debt raise. The Company shall also pay JCI 5% of the cash proceeds received (directly or indirectly) from the exercise of any Investor warrants issued; and

ii.
JCI within thirty (30) days after the closing, of the equity or debt Raise, shall also be entitled to receive from the Company,  two-year warrants (the "Placement Agent Warrants") to purchase the  number of shares of the Company's common stock that is equivalent to  10.0% of the number of shares of the Company's (or such relevant entity) common stock (or its equivalents) issued by the Company in the transaction.

In November 2011, Ronald Takamura and Michael Kleinman and in December 2011, Daniel Bogar provided short term loans pursuant to a bridge loan agreement in the amount of $25,000, $4,000 and 20,000, respectively.

This agreement has a term of 180 days and bears interest at a rate of 20% per annum payable at maturity.  The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceeding are instituted.  In addition, warrants to acquire common stock is provided at a strike price of $.20 per share and the holder will receive warrants equivalent to 10% of the outstanding principal amount of the note for every ninety day period or portion thereof, outstanding.

In December 2011, Uzi Halevy provided a $3,500 short term loan pursuant to a demand loan agreement.  This agreement bears interest at 10% and is payable on demand with 5 days notice.

On December 2, 2011, we received a “Notice of Event of Default” from CIT Guilford Drive, LLC, our landlord through September 30, 2011.  This notice requests that we pay our past due balance in the amount of $30,119.34 for past due rent for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt.  We are in negotiations with CIT Guilford Drive, LLC and expect to reach a satisfactory settlement.

On December 7, 2011, we received a “Notice to Pay or Quit” from DBT-Data Beaumeade Corporate Center LLC., our landlord from October 1, 2011.  This notice requests that we pay our past due balance in the amount of $38,576.37 for past due rent for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt.  We are in negotiations with DBT-Data Beaumeade Corporate Center LLC and expect to reach a satisfactory settlement.