Form 10-Q
period 2011-12-31
NUGEN HOLDINGS, INC.
filed 2012-02-16
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

Common stock outstanding ($.001 par value) as of February 15, 2012: 57,081,702 shares.

NUGEN HOLDINGS, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011

(UNAUDITED)

3

NUGEN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$30,445	$97,564
Accounts receivable, net of allowance for doubtful accounts of $109,901 and $109,901 at December 31, 2011 and September 30, 2011	192,329	95,237
Prepaid expenses	12,452	11,499
Inventories	102,625	118,761

Total current assets	337,851	323,061

Machinery & equipment, net	44,106	47,953
Other assets	12,960	12,960

	$394,917	$383,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of long term liabilities	$608,722	$609,082
Convertible notes	70,000	70,000
Demand note payable	3,500	-
Bridge notes payable	49,000	-
Accounts payable and accrued expenses	707,366	524,892
Customer deposits	12,705	475
Accounts payable and accrued expenses-related parties	497,705	408,272

Total current liabilities	1,948,998	1,612,721

Long-term notes payable	10,371	13,036

Total liabilities	1,959,369	1,625,757

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; 50,000,000 shares authorized, 14,645,000 designated as Series B, 35,355,000 undesignated shares:
Series B - 14,645,000 shares designated, 1,738,889 and 1,627,778 shares issued and outstanding	1,739	1,628
Common stock - $0.001 par value; 200,000,000 shares authorized, 56,966,564 and 56,966,564 shares issued and outstanding	56,967	56,967
Additional paid-in capital	5,112,138	5,081,927
Accumulated deficit	(6,735,296)	(6,382,305)
Total stockholders' deficit	(1,564,452)	(1,241,783)

	$394,917	$383,974

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2011	2010

Revenues	$183,677	$690,482

Direct costs	28,029	419,751
Direct labor	200,021	289,178

Gross loss	(44,373)	(18,447)

Operating expenses
Compensation	188,412	218,841
Rent & office	40,639	41,921
Professional fees	25,998	20,462
Travel expenses	22,739	79,191
Other general and administrative expenses	19,209	31,637
Total operating expenses	296,997	392,052

Net loss from operations	(341,370)	(410,499)

Other income (expense)
Interest income	3	154
Interest expense	(11,624)	(10,916)
Total other (expense)	(11,621)	(10,762)

Net loss	(352,991)	(421,261)

Preferred stock dividends	(5,987)	-

Net loss available to common shareholders	$(358,978)	$(421,261)
Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	56,966,564	55,998,140

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FROM OCTOBER 1, 2011 TO DECEMBER 31, 2011

(UNAUDITED)

	Preferred Stock- Series B		Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at October 1, 2011	1,627,778	$1,628	56,966,564	$56,967	$5,081,927	$(6,382,305)	$(1,241,783)
Issuance of preferred stock for cash	111,111	111			19,889		20,000
Vesting of stock options					10,322		10,322
Net loss from October 1, 2011 to December 31, 2011						(352,991)	(352,991)
Balance at December 31, 2011	1,738,889	$1,739	56,966,564	$56,967	$5,112,138	$(6,735,296)	$(1,564,452)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(352,991)	$(421,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Vesting of stock options	10,322	9,955
Depreciation expense	3,847	2,891
Changes in operating assets and liabilities:
Accounts receivable	(97,092)	(213,223)
Prepaid expenses	(953)	(3,359)
Inventories	16,136	70,082
Accounts payable and accrued expenses	182,474	(27,366)
Customer deposits	12,230	(123,040)
Accounts payable and accrued expenses-related parties	89,433	-

Net cash used in operating activities	(136,594)	(705,321)

Cash flows from investing activities:
Purchase of property and equipment	-	(16,677)

Net cash used in investing activities	-	(16,677)

Cash flows from financing activities:
Proceeds from sale of common stock	-	66,000
Proceeds from sale of preferred stock	20,000	-
Proceeds from issuance of notes	52,500	70,000
Principal payments on debt	(3,025)	(1,781)

Net cash provided by financing activities	69,475	134,219

Net decrease in cash and cash equivalents	(67,119)	(587,779)

Cash and cash equivalents at beginning of period	97,564	863,876

Cash and cash equivalents at end of period	$30,445	$276,097

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,329	$7,638
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

For further information, refer to the audited financial statements and footnotes of the Company for the years ended September 30, 2011 and 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

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

 Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company’s cash balances did not exceed the FDIC insurance limits as of December 31, 2011 and September 30, 2011.

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

The allowance for doubtful accounts amounted to $109,901 and $109,901 at December 31, 2011 and September 30, 2011, respectively and is recorded as a reduction of accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of the following:

	December 31,	September 31,
	2011 (UNAUDITED)	2011
Raw materials	$102,097	$118,642
Work in progress	528	119
Total	$102,625	$118,761

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 5 years for computer equipment and 3 years for software. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended December 31, 2011 and 2010 was $3,847 and $2,891, respectively.

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

AS OF DECEMBER 31, 2011

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

Potentially dilutive shares consist of the following:

	December 31 2011 (UNAUDITED)	September 30, 2011
Employee options outstanding to purchase the Company’s common stock	2,500,000	2,500,000

Series B-Preferred Stock and PIK dividends that provides for the conversion to common stock of the Company on a one to one ratio	1,772,153	1,647,967

Series B-Warrants that can be converted to shares of common stock	347,780	325,556

Bridge Notes payable - Warrants that can be converted to shares of common stock	24,500	-

Conversion of notes	402,989	388,889

Total potentially dilutive shares	5,047,422	4,862,412

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

These options, warrants and convertible shares have not been included in the weighted average number of shares as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses, customer deposits, accounts payable and accrued expenses-related parties, notes payable and convertible notes and bridge note agreements approximate fair value due to the relatively short period to maturity for these instruments.

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

AS OF DECEMBER 31, 2011

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

NOTE B – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $1,611,147, accumulated deficit of $6,735,296, net loss of $352,991 and negative cash flows from operations of $136,594 during the three months ended December 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses to earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NOTE C – DEBT

Short-term debt consists of:

	December 31, 2011 (UNAUDITED)	September 30, 2011
Convertible notes	$70,000	$70,000

Demand note payable	3,500	-

Bridge notes payable	49,000	-

Total short-term debt	$122,500	$70,000

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Convertible notes

On October 22, 2010, the Company entered into subscription agreements with two accredited investors pursuant to which the Company issued 3% convertible promissory notes (the “Notes”) in the aggregate principal amount of $70,000 which is included on the Company’s Balance Sheet under convertible notes.

The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a one-year term and are convertible by the Company into Common Stock at a price of $0.18 per share, subject to adjustment if the Company effects a stock split or issues a stock dividend. If the Company effects a merger, sale of all or substantially all of its assets or any person acquires 50% of its stock, then the Note will be convertible into such number and kind of shares as would have been issuable on account of such transaction. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 3 business days’ notice and may repay any accrued interest in cash or additional shares of Common Stock. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date which failure continues for 10 days, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted.

As of December 31, 2011, the Company was in default of these agreements because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the one year period. One note in the amount of $50,000 plus accrued interest was renewed on January 6, 2012 for an additional one year term expiring January 6, 2013 under the same terms and conditions as provided for in the previous note agreement. One note in the amount of $20,000 plus accrued interest was converted to 115,138 shares of common stock on January 31, 2012.

Demand note payable

On December 12, 2011, the Company entered into an unsecured demand loan agreement in the amount of $3,500 with an “accredited investor.” Interest accrues on this loan at a rate of 10% per annum and is as payable upon demand.

Bridge notes payable

On November 25, 2011 and December 29, 2011, the Company entered into a Bridge Note Payable Agreement with two related parties and one “accredited investor” totaling $49,000. Interest is payable at an annual rate 20%. The full amount of principle and interest is due 180 days from date of execution. In addition, these investors will receive warrants to acquire the Company’s common stock at a strike price of $0.20 per common stock share equivalent to 10% of the then outstanding Principal amount of the Note for every ninety (90) day period and or portion thereof from date of Note until the principal of the Note is paid in full. These warrants were valued using Black-Scholes option-pricing model and amortized over the life of the notes.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Long-term debt consists of:

	December 31, 2011 (UNAUDITED)	September 30, 2011
Promissory note dated August 23, 2007	$596,108	$596,108

Other	22,985	26,010

	619,093	622,118

Less: current portion	608,722	609,082

Total long-term debt	$10,371	$13,036

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

As of December 31, 2011 and September 30, 2011, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage and reduced by advanced payments have not exceeded the $7,500 minimum payment The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note E – Commitments and Contingencies below).

The Company is delinquent in its quarterly payments due August 15, 2011 and November 15, 2011. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012.

In November 2007, the Company purchased computer equipment and issued a four year note payable, included in “Other” on the above table. The balance due at December 31, 2011 and September 30, 2011 amounted to $0 and $272, respectively. The Company accrues interest on this loan at the rate of 18.45% per annum and makes monthly fixed payments of interest and principal.

In August 2010, the Company purchased computer equipment and issued a three year note payable, included in “Other” on the above table. The balance due at December 31, 2011 and September 30, 2011 amounted to $6,474 and $7,548, respectively. The Company accrues interest on this loan at the rate of 0.38% per annum and makes monthly fixed payments of interest and principal.

In October 2010, the Company converted certain past due amounts for rent pursuant to the Asset Purchase Agreement dated August 23, 2007 and certain other past due rent, charges and late fees owed to the landlord incurred after August 23, 2007 to a term loan and is included in “Other” on the above table. The balance due at December 31, 2011 and September 30, 2011amounted to $16,511 and$18,190, respectively. The Company accrues interest on this loan at the rate of 9.22% per annum and makes monthly fixed payments of interest and principal.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE D - RELATED PARTY TRANSACTIONS

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

On October 28, 2011, the Company entered into a subscription agreement with one related party accredited investor pursuant to which we issued an aggregate of 111,111 Series B convertible preferred shares, par value $0.001 per share, at a purchase price of $0.18 per share, for gross proceeds of $20,000. This related investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by the investor.

On November 25, 2011, the Company entered into bridge note payable agreements with two related parties totaling $29,000 (see Note C).

At December 31, 2011 and September 30, 2011, the Company had accounts payable and accrued expenses - related parties of $497,705 and $408,272, respectively which includes unpaid salaries, reimbursable travel expenses and miscellaneous fees and expenses owed to corporate officers of the Company.

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

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However the Agreement was never signed and NuGen has treated the amount as a conditional grant due to New Generation Motors in accordance with the terms of the asset purchase agreement. Currently, no demand has been made to NuGen for payment; accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”. As of December 31, 2011, no payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated.

Lease Commitments

We lease office/warehouse space located at 44645 Guilford Drive, Suite 201, Ashburn, Virginia under a one-year operating lease agreement that expired on September 30, 2011. We are currently leasing this space on a month-to-month basis. Rent expense pursuant to this agreement for the three months ended December 31, 2011 and 2010 amounted to $18,627 and $19,214, respectively

We lease office/warehouse space located at 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia under a three-year operating lease agreement that expires on October 31, 2013. Rent expense pursuant to this agreement for the three months December 31, 2011 and 2010 amounted to $17,493 and $17,839, respectively. The total future minimum lease rentals under this agreement are scheduled to be paid as follows:

Year ending December 31:
2012	$69,676

2013	71,736
Total future minimum lease payments	$141,412

On December 2, 2011, we received a “Notice of Event of Default” from CIT Guilford Drive, LLC, our landlord through December 31, 2011. This notice requests that we pay our past due balance in the amount of $30,119.34 for past due rent for the period August 1, 2011 to December 31, 2011 for properties located at 44645 Gilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt. We are in negotiations with CIT Guilford Drive, LLC and expect to reach a satisfactory settlement.

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

AS OF DECEMBER 31, 2011

Employment Agreements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base. At December 31, 2011, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts.

We derive significant revenues from a few key customers. Revenues in three months ended December 31, 2011 from one customer totaled $165,256 which was 90.0% of our 2011 revenues. Revenues for three months ended December 31, 2010 from one customer totaled $553,585 which was 80% of our 2010 revenues.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE F – STOCKHOLDERS’ DEFICIT

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

At December 31, 2011, the Company was in default of these agreements because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the one year period. One note in the amount of $50,000 plus accrued interest was renewed on January 6, 2012 for an additional one year term expiring January 6, 2013 under the same terms and conditions as provided for in the previous note agreement. One note in the amount of $20,000 plus accrued interest was converted to 115,138 shares of common stock on January 31, 2012.

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

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of December 31, 2011, no shares of Class A preferred stock have been issued; however, 1,738,889 shares of Series B Preferred Stock have been issued. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The Company is offering a maximum of 13,888,889 shares of Series B Preferred Stock at a purchase price of $0.18 per share and 2,777,778 Warrants; the investor is to receive Warrants equal to 20% of the number of shares of Preferred Stock purchased. Such issuances were made in reliance on an exemption from registration under the Securities Act, which the Series B Preferred Stock will be issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated there under. The Company has entered into subscription agreements with nine accredited investors to purchase an aggregate of 1,738,889 Series B convertible preferred shares, par value $0.001 per share at a purchase price of $0.18 per share, for aggregate gross proceeds of $313,000. Each investor also received two-year warrants to purchase in the aggregate 347,780 shares of common stock, par value $0.001 per share, of the Company. 111,111 of these shares were issued to a related party in the amount of $20,000.

Dividends accrued to the Series B Preferred Stock holders for the three months ended December 31, 2011 and 2011amounted to $5,987 and $0, respectively.

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

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The fair values of all stock options granted during the three months ended ended December 31, 2011 for the year ended September 30, 2011 were estimated on the date of grant using the following range of assumptions:

	For the Three Months Ended December 31, 2011	For the Year Ended September 30, 2011
Risk(free interest rate)	.5%	.5%
Expected term (in years)	2	2
Expected volatility	72%	72%
Dividend yield	0%	0%

We account for stock options issued to nonemployees also based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to nonemployees is re-measured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Stock-based compensation expense for the years ended December 31, 2011 and 2010 was $10,322 and $9,955, respectively.

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

Equity Awards

The following tables summarize all stock option grants to employees and consultants at December 31, 2011 and the related changes during these periods are presented below:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at September 30, 2011	2,500,000	$0.40
Granted	-
Exercised	-
Forfeited	-
Balance at December 31, 2011	2,500,000	$0.40

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The following table summarizes information about stock options and warrants for the Company as of December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.15	400,000	8.09 years	$0.15	383,334	$0.15
$0.45	2,100,000	8.40 years	$0.45	1,939,583	$0.45

NOTE H – SUBSEQUENT EVENTS

One convertible note in the amount of $50,000 plus accrued interest was renewed on January 6, 2012 for an additional one year term expiring January 6, 2013 under the same terms and conditions as provided for in the previous convertible note agreement.

One convertible note in the amount of $20,000 plus accrued interest was converted to 115,138 shares of common stock on January 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the quarter ended December 31, 2011 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended September 30, 2011. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

•	general economic conditions
•	our ability to evaluate and predict our future operations and expenses,
•	the possibility of future product-related liability claims,
•	our future capital needs and our ability to obtain financing,
•	our ability to protect our intellectual property and trade secrets, both domestically and abroad,
•	expenses involved in protecting our intellectual property and trade secrets,
•	our ability to attract and retain key management, technical, and research and development personnel,
•	our ability to research and develop new technology and design and manufacturing techniques,
•	technological advances, technology for new and competing products, and new design and manufacturing techniques developed by our competitors,
•	anticipated and unanticipated trends and conditions in our industry,
•	our ability to predict consumer preferences,
•	changes in the costs of operation,
•	our ability to compete,
•	our ability to manage growth and carry out growth strategies, including international expansion,
•	possible necessity of obtaining government approvals for both new and continuing operations,
•	risks, expenses and requirements involved in operating in various foreign markets, including India and China,
•	exposure to foreign currency risk and interest rate risk,
•	possible foreign import controls and United States-imposed embargoes,
•	possible disruption in commercial activities due to terrorist activity, armed conflict and government instability, and
•	other factors set forth in this 10-Q.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “NuGen,” "we," "our," and "us" refers to NuGen Holdings, Inc., a Delaware corporation.   When used in this report, “fiscal 2011” means the quarter ended December 31, 2011 and "fiscal 2010" quarter ended December 31, 2010.

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

Results of Operations

Comparison of Fiscal Quarters ending December 31, 2011 and 2010

Net Sales:

Net sales by customer for the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 is as follows:

	2011		2010
Customer	Amount	% of Total	Amount	% of Total	$ Change
Hefei	$0	0.0%	$553,585	80.1%	$(553,585)
Department of Defense (Army SBIR) – Phase 2 - Innovative Motor and Generator Technologies	165,256	90.0%	57,043	8.3%	108,213
Department of Defense (Navy SBIR) - Advanced Marine Generator for Combatant Craft	0	0.0%	79,854	11.6%	(79,854)
Mahindra & Mahindra	13,575	7.4%	-	-%	13,575
Solar car participants	4,846	2.6%	-	-%	4,846
Total	$183,677	100.0%	$690,482	100.0%	$(506,805)

Revenues from Army SBIR increased by $108,213 to $165,256 and amounted to 90.0% of our total revenues in fiscal 2011. There were no revenues from the Navy SBIR in 2011 since this project was completed by December 31, 2011. Revenues from Hefei in 2010 consists of a one-time purchase and resale of specialized equipment for Hefei’s manufacturing facility amounting amounting to $411,106 and engineering support services amounting to $142,479. This project was completed by June 30, 2011.

Direct Costs, Labor and Gross Loss:

Direct costs decreased by $391,722 to $28,029 for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 due to decreased material costs because of lower revenues in fiscal 2011. In addition, the purchase of specialized equipment for Hefei’s manufacturing facility was included in direct costs in 2010. Direct labor decreased by $89,157 to $200,021 for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 due to the decrease in revenues.

Our gross loss was $44,373 for the quarter ended December 31, 2011 versus $18,447 for the quarter ended December 31, 2010.

Operating Expenses:

Our operating expenses decreased by $95,055 to $296,997 for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010. Compensation expense decreased by $30,429 and travel expense decreased by $56,452 in 2011 primarily due to the decrease in revenues. In addition, effective December, 2011, the Company reduced compensation for all salaried employees by 20% and reduced the hours worked by hourly employees by approximately 20%.

Other Expenses:

Interest expense for fiscal 2011 was $11,624 and for fiscal 2010 was $10,916.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at December 31, 2011 compared to September 30, 2011.

	December 31, 2011	September 30, 2011

Current Assets	$337,851	$323,061

Current Liabilities	$1,948,998	$1,612,721

Working Capital (Deficit)	$(1,611,147)	$(1,289,660)

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately March 2012 (without giving effect to exercise of options to acquire our Class A Preferred Stock or sale of our Series B Preferred Stock, as to which no assurance can be given, would raise between $2,800,000 to $3,000,000).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of revenue sources.  As of December 31, 2011, we had a working capital deficit of $1,611,147.   There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to reduced our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2011 and 2010 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Net cash used in operating activities was $136,594 and $705,321 for the three months ended December 31, 2011 and 2010, respectively. Cash flows from financing activities was $69,475 and $134,219 for the three months ended December 31, 2011 and 2010, respectively, and was primarily due to the net proceeds from the sale of the Company’s equity securities, as well as, the sale of convertible notes and bridge loans. At December 31, 2011 and September 30, 2011, we had $30,445 and $97,564 cash on hand, respectively.

For the three months ended December 31, 2011, we entered into a subscription agreement with one related party accredited investor pursuant to which, among other things, we issued an aggregate of 111,111 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $20,000. This investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

For the three months ended December 31, 2011, we entered into a bridge note payable agreements for aggregate gross proceeds of $49,000 with one accredited investor and two related parties. These investors also received two and four-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

As of December 31, 2011 and September 30, 2011, the Company had a total of $741,953 and $692,118 of debt outstanding, respectively. The primary components of this total are $596,108 owed to New Generation Motors, $70,000 owed to holders of the Company’s convertible promissory notes and $52,500 in short-term notes payable in 2011.

The Company is delinquent in its quarterly payments to New Generation Motors due August 15, 2011 and November 15, 2011. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012. The Company is in default on its 3% convertible promissory notes because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the terms of the agreements.

On January 6, 2012, the Company and one investor agreed to extend the term of a $50,000 convertible note agreement until January 6, 2013 under the original terms and conditions. On January 31, 2012, the Company converted one note in the amount of $20,000 plus accrued interest to 115,338 shares of common stock.

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

As part of this asset purchase agreement, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that it had received from ICICI. We do not have a written assignment from ICICI regarding the assumption of this commitment. This conditional grant is only required to be paid back once Bajaj begins paying licensing fees on the technology mentioned above. If we had been assigned this agreement we would then be obligated to pay ICICI a royalty on the licensing fees received from Bajaj agreement until $1,400,000 is repaid based upon a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. ICICI also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed the repayment of this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001). In 2006, both New Generation Motors and ICICI agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. However, we currently do not have a signed document indicating such agreement and there can be no assurances that our discussions will result in such conditional grant agreement. Therefore, under the terms of the asset purchase agreement, we are obligated to make payments to New Generation Motors on a conditional grant basis in accordance with the asset purchase agreement. Currently, no demand has been made to NuGen Mobility for payment; accordingly, we do not reflect this as a liability on our balance sheet but rather we include it under “Commitments and Contingencies” in our financial statement footnotes. As of December 31, 2011, no payments are owed to ICICI, as the Bajaj is not actively marketing the product at present and no payments are required until sales from this product are generated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this quarterly report, we entered into a subscription agreement with one related party accredited investor pursuant to which, we issued an aggregate of 111,111 Series B convertible preferred shares, par value $0.001 per share, at a purchase price of $0.18 per share, for aggregate gross proceeds of $20,000. This investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES

The Company is delinquent in its quarterly payments to New Generation Motors pursuant to the Asset Purchase Agreement dated August 23, 2007 due August 15, 2011 and November 15, 2011. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012.

As of December 31, 2011, the Company was in default in its convertible note agreements dated October 22, 2010 because it did not convert the promissory notes and accrued interest into common stock or repay the debt within the prescribed time frames. One note in the amount of $50,000 plus accrued interest was renewed on January 6, 2012 for an additional one year term expiring January 6, 2013 under the same terms and conditions as provided for in the previous note agreement. One note in the amount of $20,000 plus accrued interest was converted to 115,138 shares of common stock on January 31, 2012.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

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

