Form 10-Q
period 2012-03-31
NUGEN HOLDINGS, INC.
filed 2012-05-14
CIK 1415603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

Common stock outstanding ($.001 par value) as of May 14, 2012: 57,081,702 shares.

NUGEN HOLDINGS, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(UNAUDITED)

3

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$122,465	$97,564
Accounts receivable, net of allowance for doubtful accounts of $134,901 and $109,901 at March 31, 2012 and September 30, 2011	61,135	95,237
Prepaid expenses	3,776	11,499
Inventories	87,061	118,761

Total current assets	274,437	323,061

Machinery & equipment, net	40,260	47,953
Other assets	12,960	12,960

	$327,657	$383,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$596,108	$609,082
Convertible notes	50,000	70,000
Demand note payable	3,500	-
Bridge notes payable	49,000	-
Accounts payable and accrued expenses	799,112	524,892
Customer deposits	15,314	475
Accounts payable and accrued expenses-related parties	578,033	408,272

Total current liabilities	2,091,067	1,612,721

Long-term notes payable	-	13,036

Total liabilities	2,091,067	1,625,757

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock - $0.001 par value; 50,000,000 shares authorized, 14,645,000 designated as Series B, 35,355,000 undesignated shares:
Series B - 14,645,000 shares designated, 1,738,889 and 1,627,778 shares issued and outstanding	1,739	1,628
Common stock - $0.001 par value; 200,000,000 shares authorized, 57,081,702 and 56,966,564 shares issued and outstanding	57,082	56,967
Additional paid-in capital	5,137,309	5,081,927
Accumulated deficit	(6,959,540)	(6,382,305)
Total stockholders' deficit	(1,763,410)	(1,241,783)

	$327,657	$383,974

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$246,206	$308,712	$429,883	$999,194

Direct costs	27,613	61,772	55,642	481,523
Direct labor	180,457	190,512	380,478	479,690

Gross profit ( loss)	38,136	56,428	(6,237)	37,981

Operating expenses
Compensation	169,054	219,929	357,466	438,770
Rent & office	25,643	31,812	66,282	73,733
Professional fees	9,306	44,088	35,304	64,550
Travel expenses	9,834	40,151	32,573	119,342
Bad debt expense	25,000	-	25,000	-
Other general and administrative expenses	16,584	20,153	35,793	51,790
Total operating expenses	255,421	356,133	552,418	748,185

Net loss from operations	(217,285)	(299,705)	(558,655)	(710,204)

Other income and (expense)
Interest income	3	25	6	179
Gain on debt extinguishment	6,566	-	6,566	-
Interest expense	(13,528)	(9,761)	(25,152)	(20,677)
Total other income and (expense)	(6,959)	(9,736)	(18,580)	(20,498)

Net loss	(224,244)	(309,441)	(577,235)	(730,702)

Preferred stock dividends	(2,374)	-	(8,361)	-

Net loss available to common shareholders	$(226,618)	$(309,441)	$(585,596)	$(730,702)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	57,075,305	56,754,758	57,020,337	56,372,292

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FROM OCTOBER 1, 2011 TO MARCH 31, 2012

(UNAUDITED)

	Preferred Stock- Series B		Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at October 1, 2011	1,627,778	$1,628	56,966,564	$56,967	$5,081,927	$(6,382,305)	$(1,241,783)
Issuance of preferred stock for cash	111,111	111			19,889		20,000
Conversion of debt to common stock			115,138	115	20,610		20,725
Vesting of stock options					14,883		14,883
Net loss from October 1, 2011 to March 31, 2012						(577,235)	(577,235)
Balance at March 31, 2012	1,738,889	$1,739	57,081,702	$57,082	$5,137,309	$(6,959,540)	$(1,763,410)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(577,235)	$(730,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Vesting of stock options	14,883	19,910
Depreciation expense	7,693	5,782
Gain on debt extinguishment	(6,566)	-
Bad debt expense	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	9,102	(229,924)
Prepaid expenses	7,723	(31,346)
Inventories	31,700	44,499
Accounts payable and accrued expenses	260,528	(5,430)
Customer deposits	14,839	(142,328)
Accounts payable and accrued expenses-related parties	169,761	197,514

Net cash used in operating activities	(42,572)	(872,025)

Cash flows from investing activities:
Purchase of property and equipment	-	(16,677)

Net cash used in investing activities	-	(16,677)

Cash flows from financing activities:
Proceeds from sale of common stock	-	116,360
Proceeds from sale of preferred stock	20,000	-
Proceeds from issuance of notes	52,500	70,000
Principal payments on debt	(5,027)	(3,597)

Net cash provided by financing activities	67,473	182,763

Net increase (decrease) in cash and cash equivalents	24,901	(705,939)

Cash and cash equivalents at beginning of period	97,564	863,876

Cash and cash equivalents at end of period	$122,465	$157,937

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,874	$16,923
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to equity	$20,000	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

 Cash and Cash Equivalents

We consider cash on hand and investments with original maturities of three months or less to be cash and cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits. The Company’s cash balances did not exceed the FDIC insurance limits as of March 31, 2012 and September 30, 2011.

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

The allowance for doubtful accounts amounted to $134,901 and $109,901 at March 31, 2012 and September 30, 2011, respectively and is recorded as a reduction of accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of the following:

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

	March 31, 2012	September 31, 2011
	(UNAUDITED)
Raw materials	$87,061	$118,642
Work in progress	-	119
Total	$87,061	$118,761

Machinery and Equipment

Machinery and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is 5 years for computer equipment and 3 years for software. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the six months ended March 31, 2012 and 2011 was $7,693 and $5,782, respectively.

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

Potentially dilutive shares consist of the following:

	March 31, 2012 (UNAUDITED)	March 31, 2011 (UNAUDITED)
Employee options outstanding to purchase the Company’s common stock	2,500,000	2,400,000

Series B - Preferred Stock and PIK dividends that provides for the conversion to common stock of the Company on a one to one ratio	1,785,337	-

Series B – Warrants that can be converted to shares of common stock	347,780	-

Bridge notes payable - Warrants that can be converted to shares of common stock	49,000	-

Conversion of notes	289,789	388,889

Total potentially dilutive shares	4,971,906	2,788,889

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

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

ASU 2011-08, Intangibles – Goodwill and Other

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE B – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $1,816,630, accumulated deficit of $6,959,540, net loss of $577,235 and negative cash flows from operations of $42,572 during the six months ended March 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate additional revenues from operations, raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional revenues and funding, and to implement its strategic plans provide the opportunity for the Company to continue as a going concern. There can be no assurance that the Company will be able to raise such funds if and when it wishes to do so or on terms acceptable to us. Specifically, in the event that the Company is not successful at raising capital to a level sufficient to pay its expenditures, the Company will have to reduce administrative overhead and reduce marketing and public relations expenditures. If the Company is unable to cut expenses to earn profits or raise additional debt or equity capital the Company will have to discontinue operations.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE C – DEBT

Short-term debt consists of:

	March 31, 2012 (UNAUDITED)	September 30, 2011
Convertible notes	$50,000	$70,000

Demand note payable	3,500	-

Bridge notes payable	49,000	-

Notes payable	596,108	609,082

Total short-term debt	$698,608	$679,082

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

One note in the amount of $20,000 plus accrued interest of $725 was converted to 115,138 shares of common stock on January 6, 2012.

Demand note payable

On December 12, 2011, the Company entered into an unsecured demand loan agreement in the amount of $3,500 with an “accredited investor.” Interest accrues on this loan at a rate of 10% per annum and is as payable upon demand.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

Long-term debt consists of:

	March 31, 2012 (UNAUDITED)	September 30, 2011
Promissory note dated August 23, 2007	$596,108	$596,108

Other	-	26,010

	596,108	622,118

Less: current portion	596,108	609,082

Total long-term debt	$-	$13,036

Promissory note dated August 23, 2007

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

As of March 31, 2012 and September 30, 2011, no payments of principal have been made as NuGen’s quarterly revenues, multiplied by the appropriate percentage and reduced by advanced payments have not exceeded the $7,500 minimum payment The payments made have gone towards accrued interest only. Additionally, further revenue contingent payments may be owed, in the future (see Note E – Commitments and Contingencies below).

The Company is delinquent in its quarterly payments due August 15, 2011, November 15, 2011 and February 15, 2012. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012. On March 21, 2012, New Generation Motors extended this waiver until May 12, 2012.

Other

In November 2007, the Company purchased computer equipment and issued a four year note with fixed monthly payments of principal and interest at an annual rate of 18.45%. The balance due at March 31, 2012 and September 30, 2011 amounted to $0 and $272, respectively.

In August 2010, the Company purchased computer equipment and issued a three year note payable with fixed monthly payments of principal and interest at an annual rate of 0.38%. The Company negotiated a settlement with the lender to satisfy this debt in full and recorded a gain on debt extinguishment in the amount of $6,566. The balance due at March 31, 2012 and September 30, 2011 amounted to $0 and $7,548, respectively.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

In October 2010, the Company converted certain past due amounts for rent pursuant to the Asset Purchase Agreement dated August 23, 2007 and certain other past due rent, charges and late fees owed to the landlord incurred after August 23, 2007 to a term loan at the rate of 9.22% per annum and makes monthly fixed payments of interest and principal as part of the monthly lease payment. In March, 2012, the Company negotiated a settlement with the landlord to satisfy this debt, terminated the lease and the unpaid rent accrued as part of this loan was forgiven as part of the settlement. The Company recorded $15,123 as a reduction of rent expense. The balance due at March 31, 2012 and September 30, 2011 amounted to $0 and $18,190, respectively.

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

On October 28, 2011, the Company entered into a subscription agreement with one related party accredited investor pursuant to which an aggregate of 111,111 Series B convertible preferred shares, par value $0.001 per share were issued, at a purchase price of $0.18 per share, for gross proceeds of $20,000. This related investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by the investor.

On November 25, 2011, the Company entered into bridge note payable agreements with two related parties totaling $29,000 (see Note C).

At March 31, 2012 and September 30, 2011, the Company had accounts payable and accrued expenses - related parties of $578,033 and $408,272, respectively which includes unpaid salaries, reimbursable travel expenses and miscellaneous fees and expenses owed to corporate officers of the Company.

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

In addition, if prior to July 13, 2014 we have paid this note in full, we are also required to pay until July 13, 2014, on a quarterly basis, the product obtained by multiplying 2.5% by the Gross Revenues in the applicable quarter. Gross Revenues is defined as (i) all fees and other revenue that NuGen Mobility receives from any source, (ii) the then(current fair market value of (x) the assets purchased from New Generation Motors, or (y) the business (as a going concern) or portion thereof sold or otherwise transferred to our affiliate, and (iii) the proceeds from the sale or other disposition by NuGen Mobility to any other third party of all or any portion of (x) the assets and/or (y) the business as a going concern. To date, we have not been required to make any such payments and the note is in default.

As part of the asset purchase agreement in August 2007, NuGen also agreed to assume the commitment, entered into by New Generation Motors, for a conditional grant of $700,000 from an Indian export bank, which is only required to be paid back once the Indian manufacturer begins paying licensing fees. NuGen does not have a written assignment from the Indian export bank regarding its assumption of this commitment. NuGen will then be obligated to pay the Indian export bank a royalty received from the Indian manufacturer until $1,400,000 is repaid based on a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. To date, the parties have not updated the schedule of royalty payments. Additionally, the Indian export bank also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen assumed this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the $700,000 conditional grant). In 2006, both New Generation Motors and the Indian export bank agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous agreement. However the Agreement was never signed and NuGen has treated the amount as a conditional grant due to New Generation Motors in accordance with the terms of the asset purchase agreement. Subsequent to March 31, 2012, Nugen received a letter demanding payment (see Note H). As of March 31, 2012, the Company does not believe that payments are owed to the Indian export bank, as the Indian manufacturer is not actively marketing the product at present and no payments are required until sales from this product are generated. Accordingly, it is not reflected as a liability on the Company’s balance sheet but rather it is included under “Commitments and Contingencies”.

Lease Commitments

We leased office/warehouse space located at 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia under a three-year operating lease agreement that expires on October 31, 2013. On March 6, 2012, the lease agreement was terminated effective February 29, 2012. As a condition of the lease termination, the Company agreed to pay all past due amounts in twelve equal monthly installments of $3,848. No further payments are due for periods after February 29, 2012.

On December 2, 2011, we received a “Notice of Event of Default” from CIT Guilford Drive, LLC, our landlord through September 30, 2011. This notice requests that we pay our past due balance in the amount of $30,119.34 for past due rent for the period August 1, 2011 to September 30, 2011 for properties located at 44645 Guilford Drive, Suite 201, Ashburn, Virginia and 21641 Beaumeade Circle, Suite 314, Ashburn, Virginia within 10 days of receipt. We are in negotiations with CIT Guilford Drive, LLC and expect to reach a satisfactory settlement. This amount has been recorded as accounts payable at March 31, 2012.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base. At March 31, 2012, one customer totaled $31,778 which was $36% of net accounts receivable.

We derive significant revenues from a few key customers. Revenues for the six months ended March 31, 2012 from one customer totaled $352,456 which was 82.0% of our 2012 revenues. Revenues for the six months ended March 31, 2011 from one customer totaled $705,265 which was 70.6% of our 2011 revenues.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

One note in the amount of $50,000 plus accrued interest was renewed on January 6, 2012 for an additional one year term expiring January 6, 2013 under the same terms and conditions as provided for in the previous note agreement. One note in the amount of $20,000 plus accrued interest was converted to 115,138 shares of common stock on January 6, 2012.

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

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock at $0.001 par value. As of March 31, 2012, no shares of Class A preferred stock have been issued; however, 1,738,889 shares of Series B Preferred Stock have been issued. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

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

AS OF MARCH 31, 2012

(UNAUDITED)

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

Dividends accrued to the Series B Preferred Stock holders for the six months ended March 31, 2012 and 2011amounted to $8,361 and $0, respectively.

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

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

The fair values of all stock options granted during the six months ended March 31, 2012 and for the year ended September 30, 2011 were estimated on the date of grant using the following range of assumptions:

	For the Six Months Ended March 31, 2012	For the Year Ended September 30, 2011
Risk(free interest rate)	.5%	.5%
Expected term (in years)	2	2
Expected volatility	72%	72%
Dividend yield	0%	0%

We account for stock options issued to nonemployees also based on their estimated fair value determined using the Black-Scholes option-pricing model. However, the fair value of the equity awards granted to nonemployees is re-measured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Stock-based compensation expense for the years ended March 31, 2012 and 2011 was $14,883 and $19,910, respectively.

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

Equity Awards

The following tables summarize all stock option grants to employees and consultants at March 31, 2012 and the related changes during these periods are presented below:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at September 30, 2011	2,500,000	$0.40
Granted	-
Exercised	-
Forfeited	-
Balance at March 31, 2012	2,500,000	$0.40

NUGEN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

The following table summarizes information about stock options for the Company as of March 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.15	400,000	7.84 years	$0.15	400,000	$0.15
$0.45	2,100,000	8.15 years	$0.45	2,068,750	$0.45

NOTE H – SUBSEQUENT EVENTS

We received a correspondence from Puranik and Company, the attorneys for ICICI Bank Limited. This letter was dated March 4, 2012 but was received by us on April 3, 2012. This letter was addressed to New Generation Motors, Inc., NuGen Mobility, Inc and Bajaj Auto Ltd. The letter requests that (1) New Generation Motors pay the amount of $1,400,000 pursuant to the $700,000 Conditional Grant Agreement dated October 30, 2001; (2) New Generation Motors pay the amount $962,763 pursuant to a $500,000 loan outlined in the Foreign Currency Facility Agreement dated March 3, 2003; (3) NuGen Mobility terminate the Asset Purchase Agreement between New Generation Motors and NuGen Mobility and; (4) requests the status from Bajaj Auto, Ltd of the Master License Agreement dated December 17, 2005.

As discussed in Note E, as of March 31, 2012, no payments are owed to ICICI, as Bajaj is not actively marketing the product at present and no payments are required until sales from this product are generated. When we closed on the Asset Purchase Agreement and acquired substantially all of the assets of New Generation Motors, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that it had received from ICICI. We do not have a written assignment from ICICI regarding the assumption of this commitment. This conditional grant is only required to be paid back in the form of royalties up to a maximum of $1,400,000 to ICICI once Bajaj begins paying licensing fees. As of the date of this report, Bajaj has not performed on its agreement, therefore no licensing fees from Bajaj have been earned and no licensing fee royalties have been paid to ICICI.

ICICI also provided a loan of $500,000 to New Generation Motors in March of 2003 to help finance New Generation Motors support of the Bajaj program. NuGen Mobility assumed this $500,000 liability on the condition that the loan is converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001). In 2006, both New Generation Motors and ICICI agreed to convert this $500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. This conditional grant is only required to be paid back in the form of royalties to ICICI once Bajaj begins paying licensing fees. As of the date of this report, Bajaj has not performed on its agreement, therefore no licensing fees from Bajaj have been earned and no licensing fee royalties have been paid to ICICI.

Consequently, NuGen believes that ICICI’s position is without merit and will vigorously defend itself if and when legal proceedings are initiated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the quarter ended March 31, 2012 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended September 30, 2011. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “NuGen,” "we," "our," and "us" refers to NuGen Holdings, Inc., a Delaware corporation.   When used in this report, “fiscal 2012” means the six months ended March 31, 2012 and "fiscal 2011" means the six months March 31, 2011.

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

Results of Operations

Comparison of Fiscal Quarters ended March 31, 2012 and 2011

Net Sales:

Net sales by customer for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 is as follows:

	2012		2011
Customer	Amount	% of Total	Amount	% of Total	$ Change
Hefei	$8,500	3.5%	$151,680	49.1%	$(143,180)
Department of Defense (Army SBIR) – Phase 2 - Innovative Motor and Generator Technologies	187,200	76.0%	46,677	15.1%	140,523
Hivron, Inc	11,214	4.6%	-	-%	11,214
Mahindra & Mahindra	2,540	1.0%	74,819	24.2%	(72,279)
Solar car participants	36,752	14.9%	35,536	11.6%	1,216
Total	$246,206	100.0%	$308,712	100.0%	$(62,506)

Revenues from Army SBIR increased by $140,523 to $187,200 and amounted to 76.0% of our total revenues in fiscal 2012. Revenues from Hefei in 2011 consists engineering support services amounting to $151,680 to help Hefei set up their production facilities in the Anhui province of China. Revenues from Mahindra in 2011 of $74,819 represent sales pursuant to our Technical Assistance Agreement that expired in 2011.

Direct Costs, Labor and Gross Income:

Direct costs decreased by $34,156 to $27,613 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 due to decreased material costs because of lower revenues in fiscal 2012. Direct labor decreased by $10,055 to $180,457 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 due to a 20% reduction in compensation for all salaried employees and reduction of hours worked by hourly employees by approximately 20% effective December 2011.

Our gross income was $38,136 for the quarter ended March 31, 2012 versus $56,428 for the quarter ended March 31, 2011.

Operating Expenses:

Our operating expenses decreased by $100,712 to $255,421 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Compensation and travel expense decreased by $50,875 and 30,317, respectively in 2012 primarily due to the decrease in revenues. In addition, effective December, 2011, the Company reduced compensation for all salaried employees by 20% and reduced the hours worked by hourly employees by approximately 20%. Professional fees decreased by $34,782 primarily due to a decrease in legal fees related to the filing of form S-1 Registration Statement under the Securities Act of 1933 in the quarter ended March 31, 2011. Bad debt expense increased by $25,000 from $0 in the quarter ended March 31, 2012 primarily due to management’s estimate of the amount of probable credit losses in accounts receivable

Other Income ( Expense)

Interest expense for fiscal 2012 was $13,528 and for fiscal 2011 was $9,761. This increase was primarily due to increase in short term debt entered into in fiscal year 2012.

We recognized a gain on debt extinguishment in the amount of $6,566 due to settlement of past due liabilities at less than recorded value in the quarter ended March 31, 2012.

Comparison of six months ended March 31, 2012 and 2011

Net Sales:

Net sales by customer for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 is as follows:

	2012		2011
Customer	Amount	% of Total	Amount	% of Total	$ Change
Hefei	$8,500	2.0%	$705,265	70.6%	$(696,765)
Department of Defense (Army SBIR) – Phase 2 - Innovative Motor and Generator Technologies	352,456	82.0%	103,720	10.4%	248,736
Department of Defense (Navy SBIR) - Advanced Marine Generator for Combatant Craft	-	-%	79,853	8.0%	(79,853)
Hivron, Inc	11,214	2.6%	-	-%	11,214
Mahindra & Mahindra	16,115	3.7%	74,820	7.5%	(58,705)
Solar car participants	41,598	9.7%	35,536	3.5%	6,062
Total	$429,883	100.0%	$999,194	100.0%	$(569,311)

Revenues from Army SBIR increased by $248,736 to $352,456 and amounted to 82.0% of our total revenues in fiscal 2012. There were no revenues from the Navy SBIR in 2012 since this project was completed by March 31, 2011. Revenues from Hefei in 2011 consists of a one-time purchase and resale of specialized equipment for Hefei’s manufacturing facility amounting amounting to $411,106 and engineering support services amounting to $294,159. This project was completed by June 30, 2011.

Direct Costs, Labor and Gross Loss:

Direct costs decreased by $425,881 to $55,642 for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 due to decreased material costs because of lower revenues in fiscal 2012. In addition, the purchase of specialized equipment for Hefei’s manufacturing facility was included in direct costs in 2011 amounting to $411,106. Direct labor decreased by $99,212 to $380,478 for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 due to the decrease in revenues. In addition, effective December, 2011, the Company reduced compensation for all salaried employees by 20% and reduced the hours worked by hourly employees by approximately 20%.

Our gross loss was $6,237 for the six months ended March 31, 2012 versus gross income of $37,981 for the six months ended March 31, 2011.

Operating Expenses:

Our operating expenses decreased by $195,767 to $552,418 for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Compensation and travel expense decreased by $81,304 and 86,769, respectively in 2012 primarily due to a decrease in revenues. In addition, effective December, 2011, the Company reduced compensation for all salaried employees by 20% and reduced the hours worked by hourly employees by approximately 20%. Professional fees decreased by $29,246 primarily due to a decrease in legal fees related to the filing of form S-1 Registration Statement under the Securities Act of 1933 in fiscal year 2011. Bad debt expense increased by $25,000 from $0 in fiscal 2011 primarily due to management’s estimate of the amount of probable credit losses in accounts receivable

Other Income ( Expense):

Interest expense for fiscal 2012 was $25,152 and for fiscal 2011 was $20,677. This increase was primarily due to increase in short term debt entered into in fiscal year 2012.

We recognized a gain on debt extinguishment in the amount of $6,566 due to settlement of past due liabilities at less than recorded value in the six months ended March 31, 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at March 31, 2012 compared to September 30, 2011.

	March 31, 2012	September 30, 2011

Current Assets	$274,437	$323,061

Current Liabilities	2,091,067	1,612,721

Working Capital (Deficit)	$(1,816,630)	$(1,289,660)

Our principal source of funds has been equity provided by our stockholders, various borrowings (including borrowings from a principal stockholder) and sales to our customers. Our principal use of funds has been for operating expenses and direct labor costs. We estimate that we have sufficient funds to continue operations until approximately June 2012 (without giving effect to of the sale of our Series B Preferred Stock, as to which no assurance can be given, would raise approximately $2,300,000).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of revenue sources.  As of March 31, 2012, we had a working capital deficit of $1,816,630.   There can be no assurance that we will be able to raise such funds if and when we wish to do so or on terms acceptable to us. This raises substantial doubt about our ability to continue as a going concern. Specifically, in the event that we are not successful at raising capital to a level sufficient to pay our expenditures, we are prepared to further reduce our administrative overhead and reduce our marketing and public relations expenditures. If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations. The doubt about our ability to continue as a going concern was reflected in the opinion of our auditors expressed with respect to our financial statements for the years ended September 30, 2011 and 2010 which opinion was qualified on a “going concern basis”. The auditors noted that in light of our negative cash flow from operations, our working capital deficiency and stockholders’ deficiency, there was substantial doubt about our ability to continue as a going concern. Management currently intends to attempt to raise additional capital through public or private offerings, the conversion of its preferred stock option, the acquisition of a company; or merger with or into another company.

Net cash used in operating activities was $42,572 and $872,025 for the six months ended March 31, 2012 and 2011, respectively. Cash flows from financing activities was $67,473 and $182,763 for the six months ended March 31, 2012 and 2011, respectively, and was primarily due to the net proceeds from the sale of the Company’s equity securities, as well as, the sale of convertible notes and bridge loans. At March 31, 2012 and September 30, 2011, we had $122,465 and $97,564 cash on hand, respectively.

For the six months ended March 31, 2012, we entered into a subscription agreement with one related party accredited investor pursuant to which, among other things, we issued an aggregate of 111,111 Series B convertible preferred shares, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $0.18 per share, for aggregate gross proceeds of $20,000. This investor also received two-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

For the six months ended March 31, 2012, we entered into a bridge note payable agreements for aggregate gross proceeds of $49,000 with one accredited investor and two related parties. These investors also received two and four-year warrants to purchase common stock in an amount equal to 20% of the number of shares of Series B Preferred Stock purchased by such investor.

As of March 31, 2012 and September 30, 2011, the Company had a total of $698,608 and $692,118 of debt outstanding, respectively. The primary components of this total are $596,108 owed to New Generation Motors, $50,000 and $70,000 owed to holders of the Company’s convertible promissory notes at March 31, 2012 and September 30, 2011, respectively and $52,500 in short-term notes payable in 2012.

The Company is delinquent in its quarterly payments due August 15, 2011, November 15, 2011 and February 15, 2012. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012. On March 21, 2012, New Generation Motors extended this waiver until May 12, 2012.

On January 6, 2012, the Company and one investor agreed to extend the term of a $50,000 convertible note agreement until January 6, 2013 under the original terms and conditions and the Company converted one note in the amount of $20,000 plus accrued interest of $725 to 115,338 shares of common stock.

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

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income

In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

ASU 2011-08, Intangibles – Goodwill and Other

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The Company has adopted the methodologies prescribed by this ASU and the ASU did not have a material effect on its financial position or results of operations.

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

The Company is delinquent in its quarterly payments due August 15, 2011, November 15, 2011 and February 15, 2012. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012. On March 21, 2012, New Generation Motors extended this waiver until May 12, 2012.

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

As part of this asset purchase agreement, we agreed to assume New Generation Motor’s commitment to reimburse a conditional grant of $700,000 that it had received from ICICI. We do not have a written assignment from ICICI regarding the assumption of this commitment. This conditional grant is only required to be paid back once Bajaj begins paying licensing fees on the technology mentioned above. If we had been assigned this agreement we would then be obligated to pay ICICI a royalty on the licensing fees received from Bajaj agreement until $1,400,000 is repaid based upon a schedule in the agreement. Since the dates provided for in the schedule to the agreement have passed, the agreement provides that if the actual sales deviate substantially, the royalty schedule will have to be changed. ICICI also provided a loan of $500,000 to New Generation Motors. In connection with this asset purchase agreement, NuGen Mobility assumed the repayment of this $500,000 loan on the condition that the loan would be converted to a conditional grant (similar to the conditional grant executed by New Generation Motors and ICICI in 2001). In 2006, both New Generation Motors and ICICI agreed to convert this second $500,000 loan to a conditional grant under the same terms and conditions as the previous 2001 agreement. However, we currently do not have a signed document indicating such agreement and there can be no assurances that our discussions will result in such conditional grant agreement. Therefore, under the terms of the asset purchase agreement, we are obligated to make payments to New Generation Motors on a conditional grant basis in accordance with the asset purchase agreement.  We do not reflect this as a liability on our balance sheet but rather we include it under “Commitments and Contingencies” in our financial statement footnotes. As of March 31, 2012, no payments are owed to ICICI, as Bajaj is not actively marketing the product at present and no payments are required until sales from this product are generated.

We received a correspondence from Puranik and Company, the attorneys for ICICI Bank Limited. This letter was dated March 4, 2012 but was received by us on April 3, 2012. This letter was addressed to New Generation Motors, Inc., NuGen Mobility, Inc and Bajaj Auto Ltd. The letter requests that (1) New Generation Motors pay the amount of $1,400,000 pursuant to the $700,000 Conditional Grant Agreement dated October 30, 2001; (2) New Generation Motors pay the amount $962,763 pursuant to a $500,000 loan outlined in the Foreign Currency Facility Agreement dated March 3, 2003; (3) NuGen Mobility terminate the Asset Purchase Agreement between New Generation Motors and NuGen Mobility and; (4) requests the status from Bajaj Auto, Ltd of the Master License Agreement dated December 17, 2005. Nugen believes that ICICI’s position is without merit since Bajaj is not actively marketing the product at present and no payments are required until sales from this product are generated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is delinquent in its quarterly payments due August 15, 2011, November 15, 2011 and February 15, 2012. On January 6, 2012, New Generation Motors granted a waiver to defer these quarterly payments until March 7, 2012. On March 21, 2012, New Generation Motors extended this waiver until May 12, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

None

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

